Form 10-Q
period 2010-04-04
Spectrum Brands, Inc.
filed 2010-05-18
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-13615

Spectrum Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2423556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Rayovac Drive Madison, Wisconsin	53711
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 17, 2010, was 30,629,213.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 4, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Financial Position

April 4, 2010 and September 30, 2009

(Unaudited)

(Amounts in thousands, except per share figures)

	Successor Company
	April 4, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$55,486	$97,800
Receivables:
Trade accounts receivable, net of allowances of $7,857 and $1,011, respectively	276,171	274,483
Other	26,697	24,968
Inventories	342,907	341,505
Deferred income taxes	24,526	28,137
Assets held for sale	11,730	11,870
Prepaid expenses and other	37,961	39,973

Total current assets	775,478	818,736
Property, plant and equipment, net	185,981	212,361
Deferred charges and other	35,325	34,934
Goodwill	475,499	483,348
Intangible assets, net	1,418,369	1,461,945
Debt issuance costs	10,329	9,422

Total assets	$2,900,981	$3,020,746

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$106,380	$53,578
Accounts payable	165,050	186,235
Accrued liabilities:
Wages and benefits	60,956	88,443
Income taxes payable	24,195	21,950
Restructuring and related charges	25,665	26,104
Accrued interest	17,804	8,678
Other	71,245	110,080

Total current liabilities	471,295	495,068
Long-term debt, net of current maturities	1,520,598	1,529,957
Employee benefit obligations, net of current portion	55,229	55,855
Deferred income taxes	230,419	227,498
Other	48,457	51,489

Total liabilities	2,325,998	2,359,867
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 30,629 and 30,000 shares, respectively; outstanding 30,629 and 30,000 shares, respectively	306	300
Additional paid-in capital	731,183	724,796
Accumulated deficit	(150,068)	(70,785)
Accumulated other comprehensive (loss) income	(6,438)	6,568

Total shareholders’ equity	574,983	660,879

Total liabilities and shareholders’ equity	$2,900,981	$3,020,746

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 4, 2010 and March 29, 2009

(Unaudited)

(Amounts in thousands, except per share figures)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	THREE MONTHS		SIX MONTHS
	2010	2009	2010	2009
Net sales	$532,586	$503,262	$1,124,526	$1,051,765
Cost of goods sold	321,017	315,767	726,844	664,253
Restructuring and related charges	1,989	2,661	3,640	12,807

Gross profit	209,580	184,834	394,042	374,705
Selling	104,163	94,848	215,452	206,181
General and administrative	48,421	37,562	91,614	74,447
Research and development	7,823	5,759	14,268	11,325
Restructuring and related charges	3,402	13,479	8,178	24,361

Total operating expenses	163,809	151,648	329,512	316,314

Operating income	45,771	33,186	64,530	58,391
Interest expense	48,410	47,446	97,892	99,910
Other expense, net	6,338	710	6,984	4,387

Loss from continuing operations before reorganization items and income taxes	(8,977)	(14,970)	(40,346)	(45,906)
Reorganization items expense, net	—	21,311	3,646	21,311

Loss from continuing operations before income taxes	(8,977)	(36,281)	(43,992)	(67,217)
Income tax expense	10,057	8,348	32,556	23,949

Loss from continuing operations	(19,034)	(44,629)	(76,548)	(91,166)
Loss from discontinued operations, net of tax	—	(15,820)	(2,735)	(81,940)

Net loss	$(19,034)	$(60,449)	$(79,283)	$(173,106)

Basic earnings per share:
Weighted average shares of common stock outstanding	30,000	51,354	30,000	51,404
Loss from continuing operations	$(0.63)	$(0.87)	$(2.55)	$(1.78)
Loss from discontinued operations	—	(0.31)	(0.09)	(1.59)

Net loss	$(0.63)	$(1.18)	$(2.64)	$(3.37)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	30,000	51,354	30,000	51,404
Loss from continuing operations	$(0.63)	$(0.87)	$(2.55)	$(1.78)
Loss from discontinued operations	—	(0.31)	(0.09)	(1.59)

Net loss	$(0.63)	$(1.18)	$(2.64)	$(3.37)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 4, 2010 and March 29, 2009

(Unaudited)

(Amounts in thousands)

	Successor Company	Predecessor Company
	SIX MONTHS
	2010	2009
Cash flows from operating activities:
Net loss	$(79,283)	$(173,106)
Loss from discontinued operations	(2,735)	(81,940)

Loss from continuing operations	(76,548)	(91,166)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,244	20,642
Amortization of intangibles	20,864	10,314
Amortization of unearned restricted stock compensation	6,393	1,163
Amortization of debt issuance costs	1,839	6,561
Administrative related reorganization items	3,646	21,311
Payments for administrative related reorganization items	(45,782)	—
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	34,494	—
Non-cash interest expense on 12% Notes	13,383	—
Non-cash debt accretion	12,246	—
Write off of debt issuance costs	—	2,358
Other non-cash adjustments	30,954	39,194
Net changes in assets and liabilities, net of discontinued operations	(98,447)	(130,467)

Net cash used by operating activities of continuing operations	(71,714)	(120,090)
Net cash used by operating activities of discontinued operations	(9,290)	(18,795)

Net cash used by operating activities	(81,004)	(138,885)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,843)	(3,267)
Proceeds from sale of equipment	208	322

Net cash used by investing activities of continuing operations	(10,635)	(2,945)
Net cash used by investing activities of discontinued operations	—	(860)

Net cash used by investing activities	(10,635)	(3,805)

Cash flows from financing activities:
Debt issuance costs	(2,950)	(7,750)
Proceeds from debt financing	27,820	162,104
Reduction of debt	(8,096)	(240,937)
Proceeds from ABL Revolving Credit Facility	614,900	—
Payments on ABL Revolving Credit Facility	(576,033)	—
Debtor in possession revolving credit facility, net	—	136,206
Proceeds from supplemental loan	—	45,000
Refund of debt issuance costs	204	—
Treasury stock purchases	—	(56)

Net cash provided by financing activities	55,845	94,567
Effect of exchange rate changes on cash and cash equivalents	(880)	(5,094)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	(5,640)	—

Net decrease in cash and cash equivalents	(42,314)	(53,217)
Cash and cash equivalents, beginning of period	97,800	104,773

Cash and cash equivalents, end of period	$55,486	$51,556

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

Unless the context indicates otherwise, Spectrum Brands, Inc. is used interchangeably in this Quarterly Report on Form 10-Q to refer both to the Delaware corporation and its Wisconsin predecessor, and the terms the “Company,” “Spectrum,” “Spectrum Brands,” are used to refer to Spectrum Brands, Inc. and its subsidiaries both before and after the Effective Date. The term “Predecessor Company” refers only to Spectrum Brands, Inc., the Company’s Wisconsin predecessor, and its subsidiaries prior to the Effective Date and the term “Successor Company” refers only to Spectrum Brands, Inc., the Delaware successor, and its subsidiaries subsequent to the Effective Date. The Company’s fiscal year ends September 30. References herein to Fiscal 2010 and Fiscal 2009 refer to the fiscal years ended September 30, 2010 and 2009, respectively.

Prior to and including August 30, 2009, all operations of the business resulted from the operations of the Predecessor Company. All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of the proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009, (the “Fresh-Start Adoption Date”) for recording fresh-start reporting. The Company analyzed the transactions that occurred during the two-day period from August 29, 2009, the day after the Effective Date, and August 30, 2009, the Fresh-Start Adoption Date, and concluded that such transactions represented less than one-percent of the total net sales during Fiscal 2009. As a result, the Company determined that August 30, 2009 would be an appropriate Fresh-Start Adoption Date to coincide with the Company’s normal financial period close for the month of August 2009. As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s Consolidated Statement of Financial Position as of the Fresh-Start Adoption Date, and all operations beginning August 31, 2009, are related to the Successor Company. Financial information of the Company’s financial statements prepared for the Predecessor Company will not be comparable to financial information for the Successor Company.

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

Russell Hobbs Combination

On February 9, 2010 the Company signed a definitive agreement with Russell Hobbs, Inc. (“Russell Hobbs”), a small appliance brand company, to form a new combined company. Investment funds managed by Harbinger Capital Partners (“Harbinger”) currently own approximately 40% of the Company’s shares and 100% of Russell Hobbs shares. As part of this transaction, Russell Hobbs has received commitments for the combined companies for approximately $1,800,000 in financing in order to refinance the Company’s existing Senior Credit Facilities and a portion of Russell Hobbs’ existing senior debt through a combination of new term loans, new senior notes and a new $300,000 ABL revolving facility.

The proposed all stock transaction is expected to close in the third or fourth quarter of the Company’s Fiscal 2010 and is subject to approval by holders of a majority of the Company’s common stock not owned by Harbinger, closing of the new financing and other customary closing conditions. Upon closing, current shareholders of Spectrum Brands will receive one share in the new combined company for each share they hold in Spectrum Brands Inc. Furthermore, as part of the transaction, Harbinger has agreed to convert its existing approximately $158,000 aggregate principal amount of Russell Hobbs’ term debt and approximately $207,000 of Russell Hobbs’ preferred stock into common stock of the new combined company at a price of $31.50 per share. Following the closing of the transaction, Harbinger is expected to own approximately 65% of the new combined company.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Pursuant to and in accordance with the Plan, on the Effective Date, Successor Company issued a total of 27,030 shares of common stock and $218,076 of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Predecessor Company’s 8 1/2% Senior Subordinated Notes due 2013 (the “8  1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8  Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). (See also Note 8, Debt, for a more complete discussion of the 12% Notes.) Also on the Effective Date, Successor Company issued a total of 2,970 shares of common stock to supplemental and sub-supplemental debtor-in-possession facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility. The common stock is currently listed on the New York Stock Exchange.

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

Reorganization Items

In accordance with ASC Topic 852: “Reorganizations,” reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified as directly relating to the Bankruptcy Cases. Reorganization items expense, net for the three month period ended March 29, 2009 and the six month period ended April 4, 2010 and March 29, 2009 are summarized as follows:

	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Six Months Ended
	2009	2010	2009
Legal and professional fees	$10,263	$3,536	$10,263
Deferred financing costs	10,668	—	10,668
Provision for rejected leases	380	110	380

Reorganization items expense, net	$21,311	$3,646	$21,311

3    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 4, 2010 and September 30, 2009, and the results of operations for the three and six month periods ended April 4, 2010 and March 29, 2009 and the

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

cash flows for the six month periods ended April 4, 2010 and March 29, 2009. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and any amendments thereto for the fiscal year ended September 30, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with GAAP. All intercompany transactions have been eliminated.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations: On November 11, 2008, the Predecessor Company board of directors (the “Predecessor Board”) approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The growing products portion of the Home and Garden Business qualified as a component of an entity, in accordance with GAAP, of the Home and Garden Business, as operations and cash flows of the growing products portion were clearly distinguished both operationally and for financial reporting purposes from the rest of the Home and Garden Business. The operations and cash flows of the growing products portion of the Home and Garden Business were eliminated from ongoing operations during the second quarter of Fiscal 2009. The Company did not have significant involvement in the operations of the growing products portion of the Home and Garden Business subsequent to the second quarter of Fiscal 2009.

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three month period ended March 29, 2009 and the six month periods ended April 4, 2010 and March 29, 2009, respectively:

	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended	Six Months Ended
	2009	2010	2009
Net sales	$15,620	$—	$31,306

Loss from discontinued operations before income taxes	$(18,188)	$(2,512)	$(85,972)
Provision for income tax (benefit) expense	(2,368)	223	(4,032)

Loss from discontinued operations, net of tax	$(15,820)	$(2,735)	$(81,940)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Assets Held for Sale: At April 4, 2010 and September 30, 2009, the Company had $11,730 and $11,870, respectively, included in Assets held for sale in its Condensed Consolidated Statements of Financial Position (Unaudited) consisting of certain assets related to the Ningbo, China battery manufacturing facility and a manufacturing facility in Brazil.

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. The Company’s annual impairment testing is completed at its August financial period end.

ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. The fair values of the Company’s goodwill and indefinite-lived intangible assets were not tested for impairment during the three and six month period ended April 4, 2010 and March 29, 2009, respectively, as no event or circumstance arose which indicated that an impairment loss may have been incurred.

Shipping and Handling Costs: The Successor Company incurred shipping and handling costs of $34,950 and $71,411 for the three and six month periods ended April 4, 2010. The Predecessor Company incurred shipping and handling costs of $36,991 and $76,339 for the three and six month periods ended March 29, 2009. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 22% and 21% of the Successor Company’s Net sales during the three and six month periods ended April 4, 2010, respectively. This customer represented approximately 21% and 22% of the Predecessor Company’s Net sales during the three and six month periods ended March 29, 2009, respectively. This customer also represented approximately 15% and 14% of the Successor Company’s Trade accounts receivable, net at April 4, 2010 and September 30, 2009, respectively.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Approximately 43% and 47% of the Successor Company’s Net sales during the three and six month periods ended April 4, 2010, respectively, and 41% and 45% of the Predecessor Company’s Net sales during the three and six month periods ended March 29, 2009, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

Upon the Effective Date, however, by operation of the Plan all the existing common stock of the Predecessor Company was extinguished and deemed cancelled and, in connection with the cancellation of the Predecessor’s common stock, any and all equity awards granted under, and understandings with respect to participation in, the 2004 Plan in effect prior to the Effective Date became null and void as of the Effective Date.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In connection with the adoption of ASC Topic 718: “Compensation-Stock Compensation,” (“ASC 718”), the Company is required to recognize expense related to the fair value of its employee stock awards. Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during the three and six month periods ended April 4, 2010 was $3,197 or $2,078, net of taxes and $6,393, or $4,155, net of taxes, respectively. Total stock compensation expense associated with restricted stock awards recognized by the Predecessor Company during the three and six month periods ended March 29, 2009 was $1,183 or $734, net of taxes and $1,163, or $721, net of taxes, respectively.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Successor Company’s non-vested restricted stock at April 4, 2010 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2009	—	$—	$—
Granted	629	23.13	14,555

Restricted stock at April 4, 2010	629	$23.13	$14,555

Derivative Financial Instruments: In accordance with ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”) the Company has provided enhanced disclosures about (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC 815; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Successor Company’s fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		April 4, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$3,375	$2,861
Commodity contracts	Deferred charges and other	296	554
Foreign exchange contracts	Receivables—Other	2,271	295

Total asset derivatives designated as hedging instruments under ASC 815		$5,942	$3,710

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	151	—
Foreign exchange contracts	Receivables—Other	68	75

Total asset derivatives		$6,161	$3,785

The Successor Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		April 4, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$4,874	$—
Interest rate contracts	Accrued interest	1,116	—
Interest rate contracts	Other long term liabilities	3,794	—
Foreign exchange contracts	Accounts payable	748	1,036

Total liability derivatives designated as hedging instruments under ASC 815		$10,532	$1,036

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	79	131

Total liability derivatives		$10,611	$1,167

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended April 4, 2010 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,210)	Cost of goods sold	$620	Cost of goods sold	$70
Interest rate contracts	(5,893)	Interest expense	(1,740)	Interest expense	—
Foreign exchange contracts	(231)	Net sales	(92)	Net sales	—
Foreign exchange contracts	2,466	Cost of goods sold	509	Cost of goods sold	—

Total	$(4,868)		$(703)		$70

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the six month period ended April 4, 2010 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$2,446	Cost of goods sold	$951	Cost of goods sold	$141
Interest rate contracts	(11,646)	Interest expense	(2,978)	Interest expense	—
Foreign exchange contracts	(350)	Net sales	(186)	Net sales	—
Foreign exchange contracts	2,045	Cost of goods sold	(219)	Cost of goods sold	—

Total	$(7,505)		$(2,432)		$141

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended March 29, 2009 (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,220)	Cost of goods sold	$(3,477)	Cost of goods sold	$(260)
Interest rate contracts	(3,260)	Interest expense	—	Interest expense	(4,478)
Foreign exchange contracts	181	Net sales	56	Net sales	—
Foreign exchange contracts	(186)	Cost of goods sold	2,281	Cost of goods sold	—
Commodity contracts	—	Discontinued Operations	—	Discontinued Operations	(74)

Total	$(4,485)		$(1,140)		$(4,812)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the six month period ended March 29, 2009 (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(7,917)	Cost of goods sold	$(7,035)	Cost of goods sold	$542
Interest rate contracts	(7,353)	Interest expense	(822)	Interest expense	(4,478)
Foreign exchange contracts	1,080	Net sales	19	Net sales	—
Foreign exchange contracts	8,729	Cost of goods sold	5,625	Cost of goods sold	—
Commodity contracts	(1,313)	Discontinued operations	(2,116)	Discontinued operations	(12,803)

Total	$(6,774)		$(4,329)		$(16,739)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign exchange payments and commodity purchases, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three month period ended April 4, 2010 (Successor Company) and the three month period ended March 29, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	2010	2009
Commodity contracts	$149	$—	Cost of goods sold
Foreign exchange contracts	(459)	4,963	Other expense, net

Total	$(310)	$4,963

During the six month period ended April 4, 2010 (Successor Company) and the six month period ended March 29, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	2010	2009
Commodity contracts	$191	$—	Cost of goods sold
Foreign exchange contracts	(2,289)	6,458	Other expense, net

Total	$(2,098)	$6,458

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserves on its derivatives. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At April 4, 2010 and September 30, 2009, the Successor Company had posted cash collateral of $1,774 and $1,943, respectively, related to such liability positions. In addition, at April 4, 2010 and September 30, 2009, the Successor Company had posted standby letters of credit of $12,580 and $0, respectively, related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At April 4, 2010, the Successor Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. In addition, at April 4, 2010, the Successor Company had a portfolio of Euro-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.31% for a notional principal amount of €100,000 through January 2012 and 2.37% for a notional principal amount of €100,000 through February 2012. The Successor Company had no interest rate swap financial instruments at September 30, 2009. The derivative net loss on these contracts recorded in AOCI by the Successor Company at April 4, 2010 was $5,374, net of tax benefit of $3,294.

In connection with the Company’s proposed combination with Russell Hobbs and the anticipated refinancing of the Company’s existing senior credit facilities associated with the closing of the transaction, the Company continues to assess the prospective effectiveness of its interest rate cash flow hedges. At April 4, 2010, the Company believes that all forecasted interest rate swap transactions are probable of occurring. The point at which the Company believes that certain of these forecasted interest rate transactions are not probable of occurring, the Company will prospectively discontinue the associated hedge accounting and ultimately assess when amounts recorded in AOCI are required to be reclassified to interest expense.

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

At April 4, 2010 the Successor Company had a series of foreign exchange derivative contracts outstanding through December 2010 with a contract value of $59,388. At September 30, 2009 the Successor Company had a series of foreign exchange derivative contracts outstanding through September 2010 with a contract value of $92,963. The derivative net gain on these contracts recorded in AOCI by the Successor Company at April 4, 2010 was $1,149, net of tax expense of $406. The derivative net loss on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $378, net of tax benefit of $167. At April 4, 2010, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $1,149, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At April 4, 2010 the Successor Company had a series of such swap contracts outstanding through September 2011 for 8 tons with a contract value of $14,875. At September 30, 2009 the Successor Company had a series of such swap contracts outstanding through September 2011 for 8 tons with a contract value of $11,830. The derivative net gain on these contracts recorded in AOCI by the Successor Company at April 4, 2010 was $1,314, net of tax expense of $711. The derivative net gain on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $347, net of tax expense of $183. At April 4, 2010, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $1,154, net of tax.

The Company was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing processes in the growing products portion of the Home and Garden Business. The Successor Company did not have any contracts outstanding and did not record any activity for these raw materials during the three and six month periods ended April 4, 2010 as the Company completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. See Note 3, Significant Accounting Policies—Discontinued Operations, for further information on the shutdown of the growing products portion of the Home and Garden Business.

Derivative Contracts

The Predecessor Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statement of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At April 4, 2010 and September 30, 2009 the Successor Company had $40,116 and $37,478, respectively, of such foreign exchange derivative contracts outstanding.

The Company is indirectly exposed to economic risk from fluctuating prices for underlying raw materials, including nickel, through its purchases of processed parts used in its manufacturing processes. Periodically the Company economically hedges a portion of the risk associated with these parts through swap agreements with the supplier of the parts. The swap agreements are designated as fair value hedges. The swaps effectively fix the floating price on a specified quantity of underlying raw materials through the life of the purchase contract with the supplier. The unrealized change in fair value of the hedge contracts is recorded in earnings and as a hedge asset or liability, as applicable. The unrealized gains or losses are reversed from earnings as the hedged purchases of processed parts also effects earnings. At April 4, 2010 and September 30, 2009 the Successor Company had $364 and $0, respectively, of such commodity derivative contracts outstanding.

Fair Value of Financial Instruments: The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy which prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The valuation techniques required by ASC Topic 820: “Fair Value Measurements and Disclosures,” are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

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

The Company’s derivatives are valued using internal models that are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities.

The Successor Company’s net derivative portfolio at April 4, 2010 contains Level 2 instruments and represents commodity and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$3,822	$—	$3,822
Foreign exchange contracts, net	—	1,512	—	1,512

Total Assets	$—	$5,334	$—	$5,334

Liabilities:
Interest rate contracts	$—	$(9,784)	$—	$(9,784)

Total Liabilities	$—	$(9,784)	$—	$(9,784)

The Successor Company’s net derivative portfolio at September 30, 2009 contains Level 2 instruments and represents, commodity and foreign exchange contracts.

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

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for a $1,000,000 senior secured U.S. Dollar Term B Loan ($967,244 at April 4, 2010 and $973,125 at September 30, 2009) due June 30, 2012 with interest payable periodically but not less than quarterly (with such interest rate at LIBOR, subject to a floor of 1.50%, plus 6.5%), a €262,000 senior secured Euro Term Loan ($342,358 at April 4, 2010 and $371,874 at September 30, 2009) due June 30, 2012 with interest payable periodically but not less than quarterly (with such interest rate at EURIBOR, subject to a floor of 1.5%, plus 7.0%). In addition, at April 4, 2010 and September 30, 2009 the Successor Company had $231,161 and $218,076, respectively, outstanding of 12% Notes due August 28, 2019 with interest payable semiannually. The Successor Company total fair value of the Term Loans at April 4, 2010 and September 30, 2009 was approximately $1,310,257 and $1,284,030, respectively. The total fair value of the Successor Company’s 12% Notes at April 4, 2010 and September 30, 2009 approximated $231,161 and $207,718, respectively. See Note 3, Significant Accounting Policies—Derivative Financial Instruments and Note 8, Debt, for further details of the Company’s financial instruments.

The carrying amounts and fair values of the Successor Company’s financial instruments are summarized as follows ((liability)/asset):

	April 4, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,626,978)	$(1,693,870)	$(1,583,535)	$(1,592,987)
Interest rate swap agreements	(9,784)	(9,784)	—	—
Commodity swap and option agreements	3,822	3,822	3,415	3,415
Foreign exchange forward agreements	1,512	1,512	(797)	(797)

Subsequent Events: During Fiscal 2009, the Company adopted ASC 855, “Subsequent Events,” (“ASC 855”). ASC 855 establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. The Company has evaluated subsequent events through May 18, 2010, which is the date these financial statements were issued. (See also, Note 15, Subsequent Events, for additional information.)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

4    OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three and six month periods ended April 4, 2010 and March 29, 2009 are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
	2010	2009	2010	2009
Net loss	$(19,034)	$(60,449)	$(79,283)	$(173,106)
Other comprehensive (loss) income:
Foreign currency translation	(5,321)	(3,986)	(6,436)	(28,285)
Valuation allowance adjustments	(2,022)	1,029	(3,121)	557
Pension liability adjustments	(52)	—	(52)	—
Net unrealized (loss) gain on derivative instruments	(2,194)	269	(3,398)	2,609

Net change to derive comprehensive loss for the period	(9,589)	(2,688)	(13,007)	(25,119)

Comprehensive loss	$(28,623)	$(63,137)	$(92,290)	$(198,225)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.

The changes in accumulated foreign currency translation for the three and six month periods ended April 4, 2010 and March 29, 2009 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

5    NET LOSS PER COMMON SHARE

Net loss per common share for the three and six month periods ended April 4, 2010 and March 29, 2009 is calculated based upon the following number of shares:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
	2010	2009	2010	2009
Basic	30,000	51,354	30,000	51,404
Effect of restricted stock	—	—	—	—

Diluted	30,000	51,354	30,000	51,404

For the three and six month periods ended April 4, 2010 and March 29, 2009 the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6    INVENTORIES

Inventories for the Successor Company, which are stated at the lower of cost or market, consist of the following:

	April 4, 2010	September 30, 2009
Raw materials	$65,310	$64,314
Work-in-process	23,425	27,364
Finished goods	254,172	249,827

	$342,907	$341,505

7    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets for the Successor Company consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance at September 30, 2009	$152,293	$170,807	$160,248	$483,348
Effect of translation	(4,133)	—	(3,716)	(7,849)

Balance at April 4, 2010	$148,160	$170,807	$156,532	$475,499

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2009	$401,983	$76,000	$212,253	$690,236
Effect of translation	(4,351)	—	(7,765)	(12,116)

Balance at April 4, 2010	$397,632	$76,000	$204,488	$678,120

Intangible Assets Subject to Amortization
Balance at September 30, 2009, net	$354,433	$172,271	$245,005	$771,709
Amortization during period	(8,975)	(4,375)	(7,514)	(20,864)
Effect of translation	(5,770)	—	(4,826)	(10,596)

Balance at April 4, 2010, net	$339,688	$167,896	$232,665	$740,249

Total Intangible Assets, net at April 4, 2010	$737,320	$243,896	$437,153	$1,418,369

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $59,907, net of accumulated amortization of $3,092 at April 4, 2010 and $62,985, net of accumulated amortization of $515 at September 30, 2009. The carrying value of these trade names was $427, net of accumulated amortization of $63, at April 4, 2010 and $490, net of accumulated amortization of $10, at September 30, 2009. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $679,915, net of accumulated amortization of $17,709, at April 4, 2010 and $708,234, net of accumulated amortization of $2,988, at September 30, 2009. The useful life of the Successor Company’s intangible assets subject to amortization are 8 years for technology assets related to the Global Pet Supplies segment, 17 years for technology assets associated with the Global Batteries and Personal Care segment, 20 years for customer relationships and 4 years for trade names.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Amortization expense for the three and six month periods ended April 4, 2010 and March 29, 2009 is as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
	2010	2009	2010	2009
Proprietary technology amortization	$1,547	$933	$3,092	$1,869
Customer relationships amortization	8,918	4,037	17,709	8,083
Trade names amortization	32	262	63	362

	$10,497	$5,232	$20,864	$10,314

The Company estimates annual amortization expense for the next five fiscal years will approximate $40,000 per year.

8    DEBT

Debt of the Successor Company consists of the following:

	April 4, 2010		September 30, 2009
	Amount	Rate(A)	Amount	Rate(A)
Term Loan B, U.S. Dollar, expiring June 30, 2012	967,244	8.1%	973,125	8.1%
Term Loan, Euro, expiring June 30, 2012	342,358	8.6%	371,874	8.6%
12% Senior Subordinated Notes, due August 28, 2019	231,161	12.0%	218,076	12.0%
ABL Revolving Credit Facility, expiring March 31, 2012	72,092	6.6%	33,225	6.6%
Supplemental Loan, expiring March 31, 2012	45,000	17.7%	45,000	17.7%
Other notes and obligations	20,015	7.6%	5,919	6.2%
Capitalized lease obligations	12,004	5.1%	12,924	4.9%

	1,689,874		1,660,143
Adjustments resulting from fresh-start reporting valuation	(62,896)		(76,608)
Less current maturities	106,380		53,578

Long-term debt, net of current maturities	$1,520,598		$1,529,957

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

During the three and six month periods ended April 4, 2010, the Company made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $3,334 and $8,039, respectively, under the Senior Credit Agreement.

At April 4, 2010, the aggregate amount outstanding under the Successor Company’s senior secured term credit facility totaled a U.S. Dollar equivalent of $1,355,227, consisting of principal amounts of $967,244 under the U.S. Dollar Term B Loan, €253,430 under the Euro Facility (USD $342,358 at April 4, 2010) as well as letters of credit outstanding under the L/C Facility totaling $45,625.

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

At April 4, 2010, the Successor Company was in compliance with all covenants under the Senior Credit Agreement.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, the Successor Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Successor Company may elect to pay interest on the

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Term Credit Amendments, the Successor Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. During both the three and six month periods ended April 4, 2010, the Company reclassified $13,085 of accrued interest from Other long term liabilities to principal in connection with the PIK provision of the 12% Notes. At April 4, 2010, the Company had $2,697 of accrued interest included in Other long term liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) that will be reclassified to principal upon the next semi-annual interest payment date of August 28, 2010.

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

At April 4, 2010 and September 30, 2009, the Successor Company had outstanding principal of $231,161 and $218,076, respectively, under the 12% Notes.

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

At April 4, 2010, the Successor Company was in compliance with all covenants under the 12% Notes. The Successor Company, however, is subject to certain limitations as a result of the Company’s Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, the Successor Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Successor Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

In connection with the anticipated closing of the proposed Russell Hobbs combination, the Company obtained the consent of the required note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture becomes effective only and upon the closing of the proposed Russell Hobbs combination. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Harbinger parties and increased the Company’s ability to incur indebtedness

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

up to $1,850,000. During both the three and six month periods ended April 4, 2010, the Company recorded $2,950 of fees in connection with the consent. The fees are classified as Debt issuance costs and will be amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the proposed Russell Hobbs combination.

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

The ABL Revolving Credit Facility carries an interest rate, at the Company’s option, of either (a) the base rate plus 3.0% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.0% per annum, except that the Supplemental Loan carries an interest rate, equal to the Eurodollar Rate plus 14.5% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 2.5%. For purposes of the Supplemental Loan, the Eurodollar Rate shall at no time be less than 3.0%. The ABL Revolving Credit Facility will mature on March 31, 2012.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

As a result of borrowings and payments under the ABL Revolving Credit Facility at April 4, 2010, the Successor Company had aggregate borrowing availability of approximately $92,390, net of lender reserves of $18,863 under the ABL Revolving Credit Facility.

At April 4, 2010, the Successor Company had an aggregate amount outstanding under the ABL Revolving Credit Facility of $117,092 which includes the Supplemental Loan of $45,000.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

At September 30, 2009, the Successor Company had an aggregate amount outstanding under the ABL Revolving Credit Facility of $84,225 which includes the Supplemental Loan of $45,000 and $6,000 in outstanding letters of credit.

At April 4, 2010, the Successor Company was in compliance with all covenants under the ABL Credit Agreement.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s results of operations for the three and six month periods ended April 4, 2010 and March 29, 2009 reflect the following pension and deferred compensation benefit costs:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation benefit cost	2010	2009	2010	2009
Service cost	$725	$601	$1,450	$1,202
Interest cost	1,813	1,727	3,626	3,453
Expected return on assets	(1,272)	(1,147)	(2,544)	(2,295)
Amortization of prior service cost	1	55	3	110
Recognized net actuarial loss	1	39	3	79
Employee contributions	(88)	(29)	(177)	(58)

Net periodic benefit cost	$1,180	$1,246	$2,361	$2,491

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
Pension and deferred compensation contributions	2010	2009	2010	2009
Contributions made during period	$1,635	$713	$2,003	$1,250

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Prior to April 1, 2009 the Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Company suspended all contributions to its U.S. subsidiaries defined contribution pension plans effective April 1, 2009 through December 31, 2009. Effective January 1, 2010 the Company reinstated its annual contribution as described above. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Successor Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 4, 2010 were $1,377 and $1,476, respectively. Predecessor Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended March 29, 2009 were $1,235 and $2,449, respectively.

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

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three and six month periods ended April 4, 2010 and March 29, 2009 is as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
	2010	2009	2010	2009
Net sales from external customers
Global Batteries & Personal Care	$308,264	$287,477	$736,936	$676,836
Global Pet Supplies	148,177	142,131	285,172	274,491
Home and Garden Business	76,145	73,654	102,418	100,438

Total segments	$532,586	$503,262	$1,124,526	$1,051,765

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
	2010	2009	2010	2009
Segment profit (loss)
Global Batteries & Personal Care	$33,692	$33,829	$79,696	$87,090
Global Pet Supplies	18,961	14,523	20,097	26,578
Home and Garden Business	10,967	8,891	1,387	(1,775)

Total segments	63,620	57,243	101,180	111,893
Corporate expense	12,458	7,917	24,832	16,334
Restructuring and related charges	5,391	16,140	11,818	37,168
Interest expense	48,410	47,446	97,892	99,910
Other expense, net	6,338	710	6,984	4,387

Loss from continuing operations before reorganization items and income taxes	$(8,977)	$(14,970)	$(40,346)	$(45,906)

	Successor Company
	April 4, 2010	September 30, 2009
Segment total assets
Global Batteries & Personal Care	$1,506,424	$1,630,139
Global Pet Supplies	824,792	866,901
Home and Garden	554,155	505,586

Total segments	2,885,371	3,002,626
Corporate	15,610	18,120

Total assets at period end	$2,900,981	$3,020,746

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to our Venezuelan subsidiary were reflected in Shareholders’ equity as a component of other comprehensive income.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods moved to an exchange rate of 4.3 to the U.S. dollar. Some of the Company’s imported products are expected to fall into the essential classification and qualify for the 2.6 rate; however, the Company’s overall results in Venezuela will be reflected at the 4.3 rate expected to be applicable to dividend repatriations. As a result, the Company remeasured the local statement of financial position of its Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation. There is also an ongoing impact related to measuring the Company’s Venezuelan statement of operations at the new exchange rate of 4.3 to the U.S. dollar.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,156 reduction to the Company’s operating income and a foreign exchange loss, reported in Other expense, net, of $5,823 for both the three and six month periods ended April 4, 2010.

12    RESTRUCTURING AND RELATED CHARGES

The Company reports restructuring and related charges associated with manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination, compensation and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.

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

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended April 4, 2010 and March 29, 2009:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months		Six Months
	2010	2009	2010	2009
Cost of goods sold:
Global Batteries & Personal Care	$606	$2,135	$1,453	$12,275
Global Pet Supplies	1,383	526	2,149	532
Home and Garden Business	—	—	38	—

Total restructuring and related charges in cost of goods sold	1,989	2,661	3,640	12,807

Operating expenses:
Global Batteries & Personal Care	733	2,768	(206)	7,309
Global Pet Supplies	(26)	1,474	502	3,959
Home and Garden Business	1,494	233	7,838	1,781
Corporate	1,201	9,004	44	11,312

Total restructuring and related charges in operating expenses	3,402	13,479	8,178	24,361

Total restructuring and related charges	$5,391	$16,140	$11,818	$37,168

2009 Restructuring Initiatives

The Predecessor Company implemented a series of initiatives within the Global Batteries & Personal Care segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure. The Successor Company recorded $3,668 and $11,389 of pretax restructuring and related charges during the three and six month periods ended April 4, 2010, respectively, and the Predecessor Company recorded $10,092 of pretax restructuring and related charges during both the three and six month periods ended March 29, 2009 related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through March 31, 2014, are projected at approximately $53,000.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the six month period ended April 4, 2010:

	Termination and Compensation Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$4,180	$84	$4,264
Provisions	2,753	4,626	7,379
Cash expenditures	(2,254)	(367)	(2,621)
Non-cash items	44	(200)	(156)

Accrual balance at April 4, 2010	$4,723	$4,143	$8,866

Expensed as incurred(A)	$323	$3,687	$4,010

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the six month period ended April 4, 2010, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Personal Care	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during the six month period ended April 4, 2010	$863	$2,651	$7,876	$—	$11,390
Restructuring and related charges since initiative inception	$5,465	$6,107	$12,628	$7,591	$31,791
Total remaining restructuring and related charges expected	$2,000	$19,000	$300	$—	$21,300

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). The Successor Company recorded $637 and $1,333 of pretax restructuring and related charges during the three and six month

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

period ended April 4, 2010, respectively, and the Predecessor Company recorded $1,867 and $12,262 of pretax restructuring and related charges during the three and six month periods ended March 29, 2009, respectively, in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $28,288 since the inception of the Ningbo Exit Plan, which are substantially complete.

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and the activity during the six month period ended April 4, 2010:

Other Costs
Accrual balance at September 30, 2009	$308
Provisions	348
Cash expenditures	(150)
Non-cash items	(10)

Accrual balance at April 4, 2010	$496

Expensed as incurred(A)	$985

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Successor Company recorded $(108) and $79 of pretax restructuring and related charges during the three and six month periods ended April 4, 2010, respectively, and the Predecessor Company recorded $60 and $146 of pretax restructuring and related charges during the three and six month period ended March 29, 2009, respectively, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,526 since the inception of the Latin American Initiatives, which are substantially complete.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and the activity during the six month period ended April 4, 2010:

Latin American Initiatives Summary

Other Costs
Accrual balance at September 30, 2009	$331
Non-cash items	1

Accrual balance at April 4, 2010	$332

Expensed as incurred(A)	$79

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Successor Company recorded $1,194 and $(983) of pretax restructuring and related charges during the three and six month periods ended April 4, 2010, respectively, and the Predecessor Company recorded $4,110 and $11,051 of pretax restructuring and related charges during the three and six month periods ended March 29, 2009, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2010, relate primarily to severance and are projected at approximately $85,400, the majority of which are cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and the activity during the six month period ended April 4, 2010:

Global Realignment Initiatives Summary

	Termination and Compensation Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$14,581	$3,678	$18,259
Provisions	(103)	(1,101)	(1,204)
Cash expenditures	(3,252)	54	(3,198)
Non-cash items	(178)	(89)	(267)

Accrual balance at April 4, 2010	$11,048	$2,542	$13,590

Expensed as incurred(A)	$146	$75	$221

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the six month period ended April 4, 2010, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during the six month period ended April 4, 2010	$(1,027)	$—	$44	$(983)
Restructuring and related charges since initiative inception	$46,623	$7,558	$29,818	$83,999
Total remaining restructuring and related charges expected	$—	$—	$1,400	$1,400

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales, marketing and support functions. The Successor Company recorded no pretax restructuring and related charges during the three and six month periods ended April 4, 2010 and the Predecessor Company also recorded no pretax restructuring and related charges during the three and six month periods ended March 29, 2009 in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,057 since the inception of the European Initiatives.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and the activity during the six month period ended April 4, 2010:

European Initiatives Summary

	Termination and Compensation Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$2,623	$319	$2,942
Cash expenditures	(352)	(77)	(429)
Non-cash items	(174)	42	(132)

Accrual balance at April 4, 2010	$2,097	$284	$2,381

13    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,272, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. (“Microlite”) at September 30, 2009 is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. The statute of limitations with respect to the latest IPI “presumed” credits expired in October 2009 and as such there is no longer a provision for such credits at April 4, 2010. At September 30, 2009, the “presumed” credits totaled approximately $4,661 and are included in Other long-term liabilities in the Condensed Consolidated Statements of Financial Position (Unaudited).

On February 3, 2009, the Company and all of the Company’s U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The Company and such subsidiaries emerged from bankruptcy on August 28, 2009. With the exception of Spectrum Jungle Labs Corporation, the related cases of the reorganized Debtors were closed at September 30, 2009. The case of Spectrum Jungle Labs Corporation was closed on March 31, 2010. See Note 2, Voluntary Reorganization Under Chapter 11, for a further description of the Bankruptcy Cases.

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

14    NEW ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for the Company’s annual financial statements for the period that began after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

15    SUBSEQUENT EVENTS

On April 15, 2010, Spectrum Brands announced the appointment of David R. Lumley, Spectrum’s President—Global Batteries and Personal Care and Home and Garden, as the Chief Executive Officer (“CEO”) and a director of the Company and the retirement of Kent J. Hussey as CEO of the Company, effective as of

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

April 13, 2010. Mr. Hussey will remain the Chairman of Spectrum’s Board of Directors until the earlier of August 12, 2010 or the closing of Spectrum’s proposed business combination with Russell Hobbs.

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

The following condensed consolidating financial statements illustrate the components of the condensed consolidated financial statements of the Successor Company and the Predecessor Company. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate condensed consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Financial Position

April 4, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,603	$3,853	$49,030	$—	$55,486
Receivables, net	529,556	641,347	143,582	(1,011,617)	302,868
Inventories	70,371	143,120	132,991	(3,575)	342,907
Deferred income taxes	11,727	8,032	4,339	428	24,526
Assets held for sale	—	—	11,730	—	11,730
Prepaid expenses and other	13,804	5,410	18,747	—	37,961

Total current assets	628,061	801,762	360,419	(1,014,764)	775,478
Property, plant and equipment, net	55,229	39,094	91,658	—	185,981
Long term intercompany receivables	398,201	316,716	(660,561)	(54,356)	—
Deferred charges and other	9,588	2,163	23,574	—	35,325
Goodwill	67,722	277,691	130,086	—	475,499
Intangible assets, net	541,072	520,647	356,650	—	1,418,369
Debt issuance costs	10,329	—	—	—	10,329
Investments in subsidiaries	4,215,860	3,392,157	3,442,066	(11,050,083)	—

Total assets	$5,926,062	$5,350,230	$3,743,892	$(12,119,203)	$2,900,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$342,664	$10	$20,782	$(257,076)	$106,380
Accounts payable	595,882	619,591	88,201	(1,138,624)	165,050
Accrued liabilities	65,196	32,567	102,102	—	199,865

Total current liabilities	1,003,742	652,168	211,085	(1,395,700)	471,295
Long-term debt, net of current maturities	1,510,600	311,460	38,877	(340,339)	1,520,598
Employee benefit obligations, net of current portion	10,897	921	43,411	—	55,229
Deferred income taxes	31,747	169,821	28,852	(1)	230,419
Other	17,862	—	29,510	1,085	48,457

Total liabilities	2,574,848	1,134,370	351,735	(1,734,955)	2.325,998
Shareholders’ equity:
Common stock	307	451	611,869	(612,321)	306
Additional paid-in capital	731,187	2,166,073	3,301,809	(5,467,886)	731,183
(Accumulated deficit) retained earnings	(18,085)	126,760	(518,194)	259,451	(150,068)
Accumulated other comprehensive income (loss)	2,637,805	1,922,576	(3,327)	(4,563,492)	(6,438)

Total shareholders’ equity	3,351,214	4,215,860	3,392,157	(10,384,248)	574,983

Total liabilities and shareholders’ equity	$5,926,062	$5,350,230	$3,743,892	$(12,119,203)	$2,900,981

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Operations

Three Month Period Ended April 4, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$91,692	$227,456	$244,922	$(31,484)	$532,586
Cost of goods sold	52,198	157,683	142,311	(31,175)	321,017
Restructuring and related charges	454	1,383	152	—	1,989

Gross profit	39,040	68,390	102,459	(309)	209,580
Operating expenses:
Selling	16,655	30,459	57,062	(13)	104,163
General and administrative	23,179	9,438	15,804	—	48,421
Research and development	5,238	1,594	991	—	7,823
Restructuring and related charges	1,795	1,605	2	—	3,402

	46,867	43,096	73,859	(13)	163,809
Operating (loss) income	(7,827)	25,294	28,600	(296)	45,771
Interest expense	39,605	3,000	5,788	17	48,410
Other (income) expense, net	(13,390)	14,368	5,746	(386)	6,338

(Loss) income before reorganization items, net and income taxes	(34,042)	7,926	17,066	73	(8,977)
Reorganization items expense, net	946	(946)	—	—	—

(Loss) income before income taxes	(34,988)	8,872	17,066	73	(8,977)
Income tax expense (benefit)	3,971	1,301	4,850	(65)	10,057

Net (loss) income	$(38,959)	$7,571	$12,216	$138	$(19,034)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Predecessor Company

Condensed Consolidating Statement of Operations

Three Month Period Ended March 29, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$88,477	$226,624	$216,052	$(27,891)	$503,262
Cost of goods sold	54,269	164,152	127,492	(30,146)	315,767
Restructuring and related charges	2,091	525	45	—	2,661

Gross profit	32,117	61,947	88,515	2,255	184,834
Operating expenses:
Selling	14,090	31,943	48,819	(4)	94,848
General and administrative	16,492	6,736	14,334	—	37,562
Research and development	3,699	1,310	750	—	5,759
Restructuring and related charges	11,063	651	1,765	—	13,479

	45,344	40,640	65,668	(4)	151,648
Operating (loss) income	(13,227)	21,307	22,847	2,259	33,186
Interest expense	35,065	6,588	5,801	(8)	47,446
Other (income) expense, net	(11,884)	3,535	1,762	7,297	710

(Loss) income from continuing operations before reorganization items, net and income taxes	(36,408)	11,184	15,284	(5,030)	(14,970)
Reorganization items expense, net	20,931	380	—	—	21,311

(Loss) income from continuing operations before income taxes	(57,339)	10,804	15,284	(5,030)	(36,281)
Income tax expense (benefit)	6,508	(2,540)	4,380	—	8,348

(Loss) income from continuing operations	(63,847)	13,344	10,904	(5,030)	(44,629)
Income (loss) from discontinuing operations, net of tax	1,178	(16,998)	—	—	(15,820)

Net (loss) income	$(62,669)	$(3,654)	$10,904	$(5,030)	$(60,449)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Operations

Six Month Period Ended April 4, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$196,770	$435,319	$554,769	$(62,332)	$1,124,526
Cost of goods sold	117,090	336,174	334,708	(61,128)	726,844
Restructuring and related charges	3,323	2,186	(1,869)	—	3,640

Gross profit	76,357	96,959	221,930	(1,204)	394,042
Operating expenses:
Selling	36,734	56,708	122,086	(76)	215,452
General and administrative	48,749	15,514	27,351	—	91,614
Research and development	9,283	3,040	1,945	—	14,268
Restructuring and related charges	(369)	8,477	70	—	8,178

	94,397	83,739	151,452	(76)	329,512
Operating (loss) income	(18,040)	13,220	70,478	(1,128)	64,530
Interest expense	75,603	10,437	11,815	37	97,892
Other (income) expense, net	(41,883)	(3,535)	6,378	46,024	6,984

(Loss) income from continuing operations before reorganization items, net and income taxes	(51,760)	6,318	52,285	(47,189)	(40,346)
Reorganization items expense, net	4,482	(836)	—	—	3,646

(Loss) income from continuing operations before income taxes	(56,242)	7,154	52,285	(47,189)	(43,992)
Income tax expense (benefit)	24,934	(8,388)	16,173	(163)	32,556

(Loss) income from continuing operations	(81,176)	15,542	36,112	(47,026)	(76,548)
Loss from discontinued operations, net of tax	—	(2,735)	—	—	(2,735)

Net (loss) income	$(81,176)	$12,807	$36,112	$(47,026)	$(79,283)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Predecessor Company

Condensed Consolidating Statement of Operations

Six Month Period Ended March 29, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$196,888	$429,523	$467,932	$(42,578)	$1,051,765
Cost of goods sold	115,500	328,548	263,278	(43,073)	664,253
Restructuring and related charges	8,544	532	3,732	(1)	12,807

Gross profit	72,844	100,443	200,922	496	374,705
Operating expenses:
Selling	38,124	61,513	106,673	(129)	206,181
General and administrative	33,073	14,483	26,892	(1)	74,447
Research and development	7,061	2,710	1,555	(1)	11,325
Restructuring and related charges	15,753	4,552	4,056	—	24,361

	94,011	83,258	139,176	(131)	316,314
Operating (loss) income	(21,167)	17,185	61,746	627	58,391
Interest expense	76,107	12,975	(10,691)	21,519	99,910
Other (income) expense, net	(27,423)	(20,386)	4,364	47,832	4,387

(Loss) income from continuing operations before reorganization items, net and income taxes	(69,851)	24,596	68,073	(68,724)	(45,906)
Reorganization items expense, net	20,931	380	—	—	21,311

(Loss) income from continuing operations before income taxes	(90,782)	24,216	68,073	(68,724)	(67,217)
Income tax expense (benefit)	48,073	(39,771)	15,647	—	23,949

(Loss) income from continuing operations	(138,855)	63,987	52,426	(68,724)	(91,166)
Income (loss) from discontinuing operations, net of tax	2,841	(84,781)	—	—	(81,940)

Net (loss) income	$(136,014)	$(20,794)	$52,426	$(68,724)	$(173,106)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended April 4, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(104,485)	$(65,222)	$99,651	$(1,658)	$(71,714)
Net cash used by operating activities of discontinued operations	—	(9,290)	—	—	(9,290)

Net cash (used) provided by operating activities	(104,485)	(74,512)	99,651	(1,658)	(81,004)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,697)	(2,773)	(3,373)	—	(10,843)
Intercompany investments	(119)	119	—	—	—
Proceeds from sale of property, plant and equipment and investments	—	201	7	—	208

Net cash used by investing activities	(4,816)	(2,453)	(3,366)	—	(10,635)
Cash flows from financing activities:
Debt issuance costs	(2,950)	—	—	—	(2,950)
Proceeds from debt financing	11,067	—	16,753	—	27,820
Reduction of debt	(8,039)	—	(57)	—	(8,096)
Proceeds from ABL Revolving Credit Facility	614,900	—	—	—	614,900
Payments of ABL Revolving Credit Facility	(576,033)	—	—	—	(576,033)
Refund of debt issuance costs	204	—	—	—	204
Proceeds from (advances related to) intercompany transactions	71,305	77,454	(150,417)	1,658	—

Net cash provided (used) by financing activities	110,454	77,454	(133,721)	1,658	55,845
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,520)	—	(6,520)
Net increase in cash and cash equivalents	1,153	489	(43,956)	—	(42,314)
Cash and cash equivalents, beginning of period	1,450	3,364	92,986	—	97,800

Cash and cash equivalents, end of period	$2,603	$3,853	$49,030	$—	$55,486

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Predecessor Company

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended March 29, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(202,126)	$68,810	$151,417	$(138,191)	$(120,090)
Net cash (used) provided by operating activities of discontinued operations	—	(18,795)	—	—	(18,795)

Net cash (used) provided by operating activities	(202,126)	50,015	151,417	(138,191)	(138,885)
Cash flows from investing activities:
Purchases of property, plant and equipment	(839)	(751)	(1,677)	—	(3,267)
Proceeds from sale of property, plant and equipment and investments	—	—	322	—	322
Intercompany investments	—	39	(39)	—	—

Net cash used by investing activities from continuing operations	(839)	(712)	(1,394)	—	(2,945)
Net cash used by investing activities from discontinuing operations	—	(860)	—	—	(860)

Net cash used by investing activities	(839)	(1,572)	(1,394)	—	(3,805)
Cash flows from financing activities:
Reduction of debt	(240,460)	—	(477)	—	(240,937)
Proceeds from debt financing	168,894	—	(6,790)	—	162,104
Debt issuance costs	(7,750)	—	—	—	(7,750)
Debtor in possession revolving credit facility activity, net	136,206	—	—	—	136,206
Proceeds from supplemental loan	45,000	—	—	—	45,000
Treasury stock purchases	(56)	—	—	—	(56)
Proceeds from (advances related to) intercompany transactions	94,132	(49,068)	(183,255)	138,191	—

Net cash provided (used) by financing activities	195,966	(49,068)	(190,522)	138,191	94,567
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,094)	—	(5,094)

Net decrease in cash and cash equivalents	(6,999)	(625)	(45,593)	—	(53,217)
Cash and cash equivalents, beginning of period	9,786	3,667	91,320	—	104,773

Cash and cash equivalents, end of period	$2,787	$3,042	$45,727	$—	$51,556

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As further described below, on February 3, 2009, we and our wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation. On March 18, 2010, we became listed on the New York Stock Exchange.

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

Plan Effective Date

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and approximately $218 million in aggregate principal amount of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Old Spectrum’s 8  1/2 % Senior Subordinated Notes due 2013 (the “8 1/2  Notes”), 7  3/8 % Senior Subordinated Notes due 2015 (the “7  3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). For a further discussion of the 12% Notes see “Debt Financing Activities—12% Notes.” Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession credit facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility.

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

With the exception of Spectrum Jungle Labs Corporation, the related cases of the reorganized Debtors were closed at September 30, 2009. On March 31, 2010, the court issued a final decree closing the Chapter 11 Case of Spectrum Jungle Labs Corporation. As a result of our Bankruptcy Filing, we were able to significantly reduce our indebtedness. However, we continue to have a significant amount of indebtedness relative to our competitors and continue to explore potential strategies that may be available to us to restructure this indebtedness.

Russell Hobbs Combination

On February 9, 2010 we signed a definitive agreement with Russell Hobbs, Inc. (“Russell Hobbs”), a small appliance brand company, to form a new combined company. Investment funds managed by Harbinger Capital Partners (“Harbinger”) currently own approximately 40% of our shares and 100% of Russell Hobbs shares. As part of this transaction, the combined companies have received commitments for approximately $1,800 million in financing in order to refinance the Company’s existing senior debt and a portion of Russell Hobbs’ existing senior debt through a combination of new term loans, new senior notes and a new $300 million ABL revolving facility.

The proposed all stock transaction is expected to close in the third or fourth quarter of our Fiscal 2010 and is subject to approval by holders of a majority of our common stock not owned by Harbinger, closing of the new financing and other customary closing conditions.

Upon closing, current shareholders of Spectrum Brands, Inc. will receive one share in the new combined company for each share they hold in Spectrum Brands Inc. Furthermore, as part of the transaction, Harbinger has agreed to convert its existing approximately $158 million aggregate principal amount of Russell Hobbs’ term debt and approximately $207 million of Russell Hobbs’ preferred stock into common stock of the new combined company at a price of $31.50 per share. Following the closing of the transaction Harbinger is expected to own approximately 65% of the new combined company.

Results of Operations

Fiscal Quarter and Fiscal Six Month Period Ended April 4, 2010 Compared to Fiscal Quarter and Fiscal Six Month Period Ended March 29, 2009

In this Quarterly Report on Form 10-Q we refer to the three month period ended April 4, 2010 as the “Fiscal 2010 Quarter,” the six month period ended April 4, 2010 as the “Fiscal 2010 Six Months,” the three month period ended March 29, 2009 as the “Fiscal 2009 Quarter” and the six month period ended March 29, 2009 as the “Fiscal 2009 Six Months.”

For the Fiscal 2010 Six Months, the Fiscal 2009 Quarter and the Fiscal 2009 Six Months we have presented the growing products portion of our Home and Garden Business as discontinued operations. The board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the shutdown of the growing products portion of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2010 Quarter, the Fiscal 2010 Six Months, the Fiscal 2009 Quarter and the Fiscal 2009 Six Months only reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2010 Quarter increased to $533 million from $503 million in the Fiscal 2009 Quarter, a 5.8% increase. The following table details the principal components of the change in net sales from the Fiscal 2009 Quarter to the Fiscal 2010 Quarter (in millions):

Net Sales
Fiscal 2009 Quarter Net Sales	$503
Increase in Global Batteries & Personal Care Remington branded product sales	6
Increase in Pet supplies sales	4
Increase in Home and garden control product sales	3
Increase in Portable Lighting product sales	3
Decrease in Global Batteries & Personal Care consumer battery sales	(2)
Foreign currency impact, net	16

Fiscal 2010 Quarter Net Sales	$533

Net sales for the Fiscal 2010 Six Months increased to $1,125 million from $1,052 million in the Fiscal 2009 Six Months, a 6.9% increase. The following table details the principal components of the change in net sales from the Fiscal 2009 Six Months to the Fiscal 2010 Six Months (in millions):

Net Sales
Fiscal 2009 Six Months Net Sales	$1,052
Increase in Global Batteries & Personal Care Remington branded product sales	15
Increase in Global Batteries & Personal Care consumer battery sales	6
Increase in Pet product sales	5
Increase in Home and Garden control product sales	2
Foreign currency impact, net	45

Fiscal 2010 Six Months Net Sales	$1,125

Consolidated net sales by product line for the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Six Months and the Fiscal 2009 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2010	2009	2010	2009
Product line net sales
Battery sales	$190	$184	$434	$405
Pet supplies sales	148	142	285	274
Home and Garden control product sales	76	74	102	100
Shaving and grooming product sales	49	39	136	117
Personal care product sales	48	46	124	114
Lighting product sales	22	18	44	42

Total net sales to external customers	$533	$503	$1,125	$1,052

Global consumer battery sales increased $6 million, or 3%, in the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter, primarily driven by favorable foreign exchange translation of $8 million. The $6 million, or 4%, increase in pet supplies sales during the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter is due to favorable foreign exchange translation of $2 million coupled with increased aquatics sales. The increased aquatics sales in the Fiscal 2010 Quarter were driven by sales of filtration products and aquatic system kits. The $2 million, or 3%, increase in home and garden control product sales in the Fiscal 2010 Quarter compared to the

Fiscal 2009 Quarter is a result of certain customers that delayed orders historically made in the first quarter of our fiscal year to the second quarter of our fiscal year in connection with their continuing effort to reduce inventory levels. Shaving and grooming product sales increased $10 million in the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter driven by increases within Europe and North America of $4 million and $3 million, respectively, coupled with favorable foreign exchange translation of $2 million. Personal care product sales during the Fiscal 2010 Quarter increased $2 million, or 2%, compared to the Fiscal 2009 Quarter, as a result of favorable foreign exchange impacts. Lighting product sales increased $4 million, or 21%, during the Fiscal 2010 Quarter compared to the Fiscal 2009 Quarter.

Global consumer battery sales increased $29 million, or 7%, in the Fiscal 2010 Six Months compared to the Fiscal 2009 Six Months. The increase was driven by favorable foreign exchange translation of $23 million coupled with increased sales to a major customer in North America as well as increases in Central America and Columbia. These increases were tempered by decreased consumer battery sales of $11 million in Europe, primarily due to our continued exit of unprofitable or low margin private label battery sales. The $11 million, or 4%, increase in pet supplies sales in the Fiscal 2010 Six Months compared to the Fiscal 2009 Six Months is primarily attributable to favorable foreign exchange translation of $6 million coupled with increased sales in our companion animal products of $3 million, which were driven by the continued growth of our Dingo and Nature’s Miracle branded products, coupled with the annualized impact of price increases implemented in the Fiscal 2009 Quarter. Home and garden control product sales increased $2 million, or 2%, in the Fiscal 2010 Six Months compared to the Fiscal 2009 Six Months. The slight increase is due to increased sales with a major customer. Electric shaving and grooming products increased $19 million, or 16%, in the Fiscal 2010 Six Months compared to the Fiscal 2009 Six Months. This increase is primarily due to favorable foreign exchange translation of $7 million and increased sales in Europe of $13 million. During the Fiscal 2010 Six Months electric personal care sales increased $10 million, or 9%, compared to the Fiscal 2009 Six Months primarily due to favorable foreign exchange translation of $6 million and increases within North America and Latin America of $3 million and $2 million, respectively. These increases within electric personal care sales were slightly offset by declines in Europe of $1 million. The $2 million, or 5%, increase in portable lighting sales in the Fiscal 2010 Six Months compared to the Fiscal 2009 Six Months was primarily a result of favorable foreign exchange translation of $2 million.

Gross Profit. Gross profit for the Fiscal 2010 Quarter was $210 million versus $185 million for the Fiscal 2009 Quarter. Our gross profit margin for the Fiscal 2010 Quarter increased to 39.4% from 36.7% in the Fiscal 2009 Quarter. This increase in gross profit margin is primarily due to favorable foreign exchange translation and Restructuring and related charges of $2 million in the Fiscal 2010 Quarter compared to $3 million in the Fiscal 2009 Quarter. Restructuring and related charges in the Fiscal 2010 Quarter were primarily related to cost reduction initiatives announced in 2009 while the Fiscal 2009 Quarter primarily related to the shutdown of our Ningbo, China battery manufacturing facility. Gross profit for the Fiscal 2010 Six Months was $394 million versus $375 million for the Fiscal 2009 Six Months. Our gross profit margin for the Fiscal 2010 Six Months decreased slightly to 35.0% from 35.6% in the Fiscal 2009 Six Months. As a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”), inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, New Spectrum recognized $34 million in additional cost of goods sold in the Fiscal 2010 Six Months. The impact of the inventory revaluation was offset by lower Restructuring and related charges as Cost of goods sold during the Fiscal 2010 Six Months included $4 million of Restructuring and related charges whereas the Fiscal 2009 Six Months included $13 million of Restructuring and related charges. The Restructuring and related charges incurred in the Fiscal 2010 Six Months were primarily associated with cost reduction initiatives announced in 2009. The $13 million of Restructuring and related charges incurred in the Fiscal 2009 Six Months primarily related to the shutdown of our Ningbo, China battery manufacturing facility. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for the Fiscal 2010 Quarter totaled $164 million versus $152 million for the Fiscal 2009 Quarter representing an increase of $12 million. During the Fiscal 2010 Quarter we incurred additional depreciation and amortization in connection with the revaluation of our long lived assets as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141. This increase was partially offset by lower restructuring and related charges in the Fiscal 2010 Quarter versus the Fiscal 2009 Quarter. In the Fiscal 2010 Quarter we recorded approximately $3 million of restructuring and related charges which included cost reduction initiatives announced in 2009 and our global realignment announced in January 2007. We recorded $13 million of restructuring and related charges in the Fiscal 2009 Quarter which included consulting, legal and accounting fees related to the evaluation of our capital structure coupled with various cost reduction initiatives announced in 2009. Operating expenses for the Fiscal 2010 Six Months totaled $330 million versus $316 million for the Fiscal 2009 Six Months representing an increase of $14 million. The increase in the Fiscal 2010 Six Months was due to the same factors affecting the Fiscal 2010 Quarter increase which was also partially offset by lower restructuring and related charges. In the Fiscal 2010 Six Months we recorded approximately $8 million of restructuring and related charges which were primarily related to cost reduction initiatives announced in 2009. We recorded $24 million of restructuring and related charges in the Fiscal 2009 Six Months which related to consulting, legal and accounting fees related to the evaluation of our capital structure coupled with various cost reduction initiatives announced in 2009 and our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

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

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Six Months
	2010	2009	2010	2009
	(in millions)
Net sales to external customers	$308	$287	$737	$676
Segment profit	$34	$34	$80	$87
Segment profit as a % of net sales	10.9%	11.8%	10.8%	12.9%
Assets as of April 4, 2010 and September 30, 2009	$1,506	$1,630	$1,506	$1,630

Segment net sales to external customers in the Fiscal 2010 Quarter increased $21 million to $308 million from $287 million during the Fiscal 2009 Quarter, a 7% increase. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2010 Quarter by approximately $14 million. Battery sales for the Fiscal 2010 Quarter increased to $190 million when compared to sales of $184 million in the Fiscal 2009 Quarter. The increased sales are attributable to favorable foreign currency exchange translation of $9 million coupled with increased specialty battery sales of $6 million which was partially tempered by a decline in alkaline sales of $8 million. These specialty battery sales were driven by increased volume in Central America and Columbia while the decreases in alkaline batteries was primarily attributable to declines in Europe, primarily due to our continued exit of unprofitable or low margin private label battery sales. Net sales of electric shaving and grooming products in the Fiscal 2010 Quarter increased by $10 million from their levels in the Fiscal 2009 Quarter due to favorable foreign exchange translation of $2 million coupled with increased sales in Europe and North America of $4 million and $3 million, respectively. Net sales of electric personal care products in the Fiscal 2010 Quarter increased by $2 million compared to the Fiscal 2009 Quarter due to favorable foreign exchange translation. Net sales of portable lighting products for the Fiscal 2010 Quarter increased to $22 million as compared to sales of $18 million for the Fiscal 2009 Quarter. Segment net sales to external customers in the Fiscal 2010 Six Months increased $61 million to $737 million from $676 million during the Fiscal 2009 Six Months, a 9% increase. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2010 Six Months by approximately $39 million. Battery sales for the Fiscal 2010 Six Months increased to $434 million when compared to sales of $405 million in the Fiscal 2009 Six Months. The increased sales are attributable to favorable foreign currency exchange translation of $23 million coupled with increased specialty battery sales of $13 million which was partially tempered by a decline in alkaline sales of $7 million. The increases in specialty battery sales and declines in alkaline battery sales are due to the same factors mentioned above. Net sales of electric shaving and grooming products in the Fiscal 2010 Six Months increased by $19 million from their levels in the Fiscal 2009 Six Months, due to favorable foreign exchange translation of $7 million coupled with increased sales in Europe of $13 million. Net sales of electric personal care products in the Fiscal 2010 Six Months increased by $10 million compared to the Fiscal 2009 Six Months due to favorable foreign exchange translation of $6 million coupled with increases within North America and Latin America of $3 million and $2 million, respectively. These increases within electric personal care sales were slightly offset by declines in Europe of $1 million. Net sales of portable lighting products for the Fiscal 2010 Six Months increased to $44 million as compared to sales of $42 million for the Fiscal 2009 Six Months.

Segment profitability in the Fiscal 2010 Quarter held flat at $34 million compared to the Fiscal 2009 Quarter. Segment profitability as a percentage of net sales decreased to 10.9% in the Fiscal 2010 Quarter compared to 11.8% in the Fiscal 2009 Quarter. Segment profitability in the Fiscal 2010 Quarter was negatively impacted by an increase of approximately $4 million in intangible amortization, primarily related to customer relationship lists, as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. Offsetting this decrease to segment profitability was higher sales, primarily due to favorable foreign exchange translation, and savings from our cost reduction initiatives announced in Fiscal 2009, the shutdown of our Ningbo, China battery manufacturing facility and our global realignment initiatives announced in January 2007. Segment profitability in the Fiscal 2010 Six Months decreased to $80 million from $87 million in the Fiscal 2009 Six Months. Segment profitability as a percentage of net sales decreased to 10.8% in the Fiscal 2010 Six Months compared to 12.9% in the Fiscal 2009 Six Months. The decrease in segment profitability for the Fiscal 2010 Six Months was mainly attributable to a $19 million increase in cost of goods sold due to the revaluation of inventory coupled with approximately a $8 million increase in intangible amortization due to our adoption of fresh-start reporting as mentioned in the Fiscal 2010 Quarter. Offsetting this decrease to segment profitability was higher sales, primarily due to favorable foreign exchange translation, and savings from our restructuring initiatives mentioned above in the Fiscal 2010 Quarter. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment assets at April 4, 2010 decreased to $1,506 million from $1,630 million at September 30, 2009. The decrease is primarily due to the impact of foreign currency translation. On April 4, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $885 million and $909 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Foreign Currency Translation—Venezuela Impacts

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. As of January 4, 2010, the beginning of our second quarter of Fiscal 2010, we have determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for our Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to our Venezuelan subsidiary were reflected in Shareholders’ equity as a component of other comprehensive income.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods moved to an exchange rate of 4.3 to the U.S. dollar. Some of our imported products fell into the essential classification and qualified for the 2.6 rate; however, our overall results in Venezuela are reflected at the 4.3 rate expected to be applicable to dividend repatriations. As a result, we remeasured the local statement of financial position of our Venezuela entity during the Fiscal 2010 Quarter to reflect the impact of the devaluation. There will also be an ongoing impact related to measuring our Venezuelan statement of operations at the new exchange rate of 4.3 to the U.S. dollar; however, we do not expect that impact to be material.

The designation of our Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1 million unfavorable impact to our operating income and a foreign exchange loss, reflected in Other expense, net, of approximately $6 million for both the Fiscal 2010 Quarter and the Fiscal 2010 Six Months.

Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2010	2009	2010	2009
	(in millions)
Net sales to external customers	$148	$142	$285	$274
Segment profit	$19	$15	$20	$27
Segment profit as a % of net sales	12.8%	10.6%	7.0%	9.9%
Assets as of April 4, 2010 and September 30, 2009	$825	$867	$825	$867

Segment net sales to external customers in the Fiscal 2010 Quarter increased to $148 million from $142 million in the Fiscal 2009 Quarter, representing an increase of $6 million or 4%. The increase in net sales in the Fiscal 2010 Quarter was primarily driven by favorable foreign currency exchange translation of $2 million and increased aquatics sales, primarily driven by filtration products and aquatic system kits in the U.S. and Europe. Segment net sales to external customers in the Fiscal 2010 Six Months increased to $285 million from $274 million in the Fiscal 2009 Six Months, representing an increase of $11 million or 4%. The increase in net sales in the Fiscal 2010 Six Months was primarily driven by favorable foreign currency exchange translation of $6 million and increased sales of our companion animal products of $3 million, which were driven by the continued growth of our Dingo and Nature’s Miracle branded products coupled with the annualized impact of price increases implemented in the second quarter of Fiscal 2009.

Segment profitability in the Fiscal 2010 Quarter was $19 million versus $15 million in the Fiscal 2009 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter increased to 12.8% from 10.6% in the same period last year. The increase in segment profitability for the Fiscal 2010 Quarter was mainly attributable to improved pricing and lower manufacturing costs. Segment profitability in the Fiscal 2010 Six Months was $20 million versus $27 million in the Fiscal 2009 Six Months. Segment profitability as a percentage of sales in the Fiscal 2010 Six Months decreased to 7.0% from 9.9% in the same period last year. The decrease in segment profitability for the Fiscal 2010 Six Months was mainly attributable to a $14 million increase in cost of goods sold due to the revaluation of inventory in accordance with SFAS 141, as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code which was partially offset by the factors mentioned above for the increase segment profitability during the Fiscal 2010 Quarter.

Segment assets at April 4, 2010 decreased to $825 million from $867 million at September 30, 2009. The decrease is primarily due to the impact of foreign currency translation. On April 4, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $594 million and $618 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Home and Garden

	Fiscal Quarter		Fiscal Six Months
	2010	2009	2010	2009
	(in millions)
Net sales to external customers	$76	$74	$102	$100
Segment profit (loss)	$11	$9	$1	$(2)
Segment profit (loss) as a % of net sales	14.5%	12.2%	1.0%	(2.0)%
Assets as of April 4, 2010 and September 30, 2009	$554	$506	$554	$506

Segment net sales to external customers in the Fiscal 2010 Quarter increased slightly to $76 million from $74 million in the Fiscal 2009 Quarter. The slight increase in net sales in the Fiscal 2010 Quarter was primarily is a result of certain customers that delayed orders historically made in the first quarter of our fiscal year to the second quarter of our fiscal year in connection with their continuing effort to reduce inventory levels. Segment net sales to external customers increased slightly to $102 million in the Fiscal 2010 Six Months from $100 million in the Fiscal 2009 Six Months. The slight increase in net sales in the Fiscal 2010 Six Months is attributable to increased sales with a major customer.

Segment profitability in the Fiscal 2010 Quarter increased to $11 million from $9 million in the Fiscal 2009 Quarter. Segment profitability as a percentage of sales in the Fiscal 2010 Quarter increased to 14.5% from 12.2% in the same period last year. This slight increase in segment profitability was attributable to savings from our global cost reduction initiatives announced in Fiscal 2009. Segment profitability in the Fiscal 2010 Six Months increased to $1 million from a loss of $(2) million in the Fiscal 2009 Six Months. Segment profitability as a percentage of sales in the Fiscal 2010 Six Months increased to 1.0% from (2.0)% in the same period last year. This slight increase in segment profitability was also attributable to savings from our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. The increase in profitability during the Fiscal 2010 Six Months was tempered by a $2 million increase in cost of goods sold due to the revaluation of inventory and increased intangible amortization due to the revaluation of our customer relationships in accordance with SFAS 141 as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code.

Segment assets at April 4, 2010 increased to $554 million from $506 million at September 30, 2009. On April 4, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $415 million and $419 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Corporate Expense. Our corporate expense in the Fiscal 2010 Quarter was $12 million compared to $8 million during the Fiscal 2009 Quarter. Corporate expense as a percentage of consolidated net sales for the Fiscal 2010 Quarter was 2.3% and 1.5% for the Fiscal 2009 Quarter. The increase is primarily due to stock compensation expense of $3 million in the Fiscal 2010 Quarter compared to $1 million stock compensation expense in the Fiscal 2009 Quarter coupled with transaction costs of $3 million related to the proposed Russell Hobbs combination. Our corporate expense in the Fiscal 2010 Six Months was $25 million compared to $16 million during the Fiscal 2009 Six Months. Corporate expense as a percentage of consolidated net sales for the Fiscal 2010 Six Months was 2.2% and 1.5% for the Fiscal 2009 Six Months. The increase is primarily due to stock compensation expense of $6 million in the Fiscal 2010 Six Months compared to $1 million of stock compensation expense in the Fiscal 2009 Six Months coupled with transaction costs of $6 million related to the proposed Russell Hobbs combination. See “Introduction—Russell Hobbs Combination” above, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the proposed business combination with Russell Hobbs.

Restructuring and Related Charges. See Note 12, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Six Months and the Fiscal 2009 Six Months (in millions):

	Fiscal Quarter		Fiscal Six Months
	2010	2009	2010	2009
Costs included in cost of goods sold:
Latin American Initiatives:
Termination benefits	—	0.1	0.2	0.2
Other associated costs	(0.1)	—	(0.1)	—
Global Realignment Initiatives:
Termination benefits	—	0.2	—	0.3
Ningbo Exit Plan:
Termination benefits	—	0.1	—	0.8
Other associated costs	0.6	1.8	1.2	11.0
Global Cost Reduction Initiatives:
Termination benefits	1.1	0.2	1.3	0.2
Other associated costs	0.4	0.3	1.0	0.3

Total included in cost of goods sold	2.0	2.7	3.6	12.8
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	—	—	—	2.4
Other associated costs	—	—	—	1.2
Global Realignment Initiatives:
Termination benefits	1.2	3.6	—	7.9
Other associated costs	—	0.3	(1.0)	1.8
Ningbo Exit Plan:
Other associated costs	—	—	—	1.5
Global Cost Reduction Initiatives:
Termination benefits	1.1	2.0	1.8	2.0
Other associated costs	1.1	7.6	7.4	7.6

Total included in operating expenses	3.4	13.5	8.2	24.4

Total restructuring and related charges	$5.4	$16.2	$11.8	$37.2

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring Europe’s sales, marketing and support functions. We recorded no pretax restructuring and related charges during the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Six Months and the Fiscal 2009 Six Months in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). The initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during the Fiscal 2010 Quarter, the Fiscal 2009 Quarter, the Fiscal 2010 Six Months and the Fiscal 2009 Six Months in connection with the Latin American Initiatives. We have recorded restructuring and related charges of approximately $12 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $1 million and $(1) million of pretax restructuring and related charges during the Fiscal 2010 Quarter and Fiscal 2010 Six Months, respectively, and recorded $4 million and $11 million during the Fiscal 2009 Quarter and Fiscal 2009 Six Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2010, relate primarily to severance and are projected at approximately $85 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo, China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded approximately $1 million of pretax restructuring and related charges during both the Fiscal 2010 Quarter and the Fiscal 2010 Six Months, $2 million during the Fiscal 2009 Quarter and $12 million during the Fiscal 2009 Six Months in connection with the Ningbo Exit Plan. We have recorded restructuring and related charges of approximately $28 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and the Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $4 million of restructuring and related charges during the Fiscal 2010 Quarter, $11 million during the Fiscal 2010 Six Months and $10 million during both the Fiscal 2009 Quarter and the Fiscal 2009 Six Months related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through March 31, 2014, are projected at approximately $53 million.

Interest Expense. Interest expense in the Fiscal 2010 Quarter increased to $48 million from $47 million in the Fiscal 2009 Quarter. Included in the Fiscal 2010 Quarter interest expense is $6 million representing the accretion of the net discount to our debt, a non-cash charge, which was recorded as a result of the revaluation of our debt in accordance with SFAS 141 in connection with our adoption of fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. Excluding the non-cash accretion, interest expense for the Fiscal 2010 Quarter versus the Fiscal 2009 Quarter decreased by approximately $5 million due to the cancelation of Old Spectrum’s Senior Subordinated Notes partially offset by interest expense on the 12% Notes which were issued in accordance with the Plan. Interest expense in the Fiscal 2010 Six Months decreased to $98 million from $100 million in the Fiscal 2009 Six Months. Included in the Fiscal 2010 Six Months interest expense is $12 million representing the accretion of the net discount to our debt, a non-cash charge, due to fresh-start reporting as mentioned above. Excluding the non-cash accretion, interest expense for the Fiscal 2010 Six Months versus the Fiscal 2009 Six Months decreased by approximately $14 million due to factors mentioned above. See Note 8, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization items. During the Fiscal 2010 Six Months, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items, net of $4 million, which are primarily professional and legal fees. During both the Fiscal 2009 Quarter and the Fiscal 2009 Six Months we incurred approximately $21 million of Reorganization items, net, which primarily included legal and professional fees of $10 million and the write off of deferred financing costs of $11 million. See Note 2, Voluntary Reorganization

Under Chapter 11, of Notes to Consolidated Financial Statements (Unaudited) on Form 10-Q for more information related to our reorganization under Chapter 11 of the Bankruptcy Code.

Income Taxes. Our effective tax rate on income from continuing operations is approximately (112)% and (74)% for the Fiscal 2010 Quarter and Fiscal 2010 Six Months, respectively. Our effective tax rate on income from continuing operations was approximately (24)% and (36)% for the Fiscal 2009 Quarter and Fiscal 2009 Six Months, respectively. We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. Under ASC Topic 740: “Income Taxes,” (“ASC 740”) we, as discussed more fully below, continue to have a valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles.

At April 4, 2010, we are estimating that at September 30, 2010 we will have U.S. federal and state net operating loss carryforwards of approximately $704 million and $748 million, respectively, which will expire through years ending in 2030, and we will have foreign net operating loss carryforwards of approximately $136 million, which will expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. At September 30, 2009 we had U.S. federal and state net operating loss carryforwards of approximately $598 million and $643 million, respectively, which, at that time, were scheduled to expire through years ending in 2029. At September 30, 2009 we had foreign net operating loss carryforwards of approximately $138 million, which at the time were set to expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $149 million of our federal and $311 million of our state net operating losses will expire unused.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S. and China, excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets. During the Fiscal 2010 Quarter we increased our valuation allowance against net deferred tax assets by approximately $46 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $179 million and $133 million at April 4, 2010 and September 30, 2009, respectively. Of this amount, approximately $153 million and $109 million relates to U.S. net deferred tax assets at April 4, 2010 and September 30, 2009, respectively and approximately $26 million and $24 million relates to foreign net deferred tax assets at April 4, 2010 and September 30, 2009, respectively.

We recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At both April 4, 2010 and September 30, 2009, we had approximately $8 million of unrecognized tax benefits. At both April 4, 2010 and September 30, 2009, we had approximately $3 million of accrued interest and penalties related to uncertain tax positions.

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

The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during the Fiscal 2009 Quarter, the Fiscal 2010 Six Months and the Fiscal 2009 Six Months, respectively (in millions):

	Three Months Ended	Fiscal Six Months
	2009	2010	2009
Net sales	$15.6	$—	$31.3

Loss from discontinued operations before income taxes	$(18.2)	$(2.5)	$(85.9)
Provision for income tax (benefit) expense	(2.4)	0.2	(4.0)

Loss from discontinued operations, net of tax	$(15.8)	$(2.7)	$(81.9)

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2010 Six Months cash used by operating activities totaled $81 million as compared to a use of $139 million in the Fiscal 2009 Six Months. Cash used by continuing operations during the Fiscal 2010 Six Months was $72 million, compared to cash used by continuing operations of $120 million in the Fiscal 2009 Six Months. This change was primarily the result of an increase in income after non-cash items of $62 million and a $32 million change in operating assets and liabilities of continuing operations. The $62 million increase in income after non-cash items is primarily due to higher sales, driven by increased market share and favorable foreign exchange translation and savings from our various cost reduction initiatives. See “Restructuring and Related Charges” above, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our various cost reduction initiatives. The $32 million change in operating assets and liabilities is primarily due the monitoring of our assets as a result of our voluntary filing for Chapter 11 bankruptcy during the Fiscal 2009 Quarter, in which we emerged on August 28, 2009. These items were partially offset by $46 million of cash payments for administrative related reorganization items during the Fiscal 2010 Six Months. Cash used by operating activities of discontinued operations was $9 million in the Fiscal 2010 Six Months, compared to cash use of $19 million during the Fiscal 2009 Six Months. The operating activities of discontinued operations were related to the growing products portion of the Home and Garden Business. See “Discontinued Operations,” above, as well as Note 3, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

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

Investing Activities

Net cash used by investing activities was $11 million for the Fiscal 2010 Six Months. For the Fiscal 2009 Six Months net cash used by investing activities was $4 million. The $7 million increase in cash used by investing activities is due to increased capital expenditures for continuing operations of $8 million, partially offset by the non-recurrence of $1 million cash used by investing activities for discontinued operations in the Fiscal 2009 Six Months.

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

The Senior Credit Agreement contains financial covenants with respect to debt, including, but not limited to, a maximum senior secured leverage ratio, which covenants, pursuant to the terms, become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we and our domestic subsidiaries have guaranteed our respective obligations under the Senior Credit Agreement and related loan documents and have pledged substantially all of our respective assets to secure such obligations. The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During the Fiscal 2010 Quarter and Fiscal 2010 Six Months, we made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $3 million and $8 million, respectively, under the Senior Credit Agreement.

At April 4, 2010, the aggregate amount outstanding under our senior secured term credit facility totaled a U.S. Dollar equivalent of $1,355 million, consisting of principal amounts of $967 million under the U.S. Dollar

Term B Loan, €253 million under the Euro Facility (USD $342 million at April 4, 2010) as well as letters of credit outstanding under the L/C Facility totaling $46 million.

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

At April 4, 2010, we were in compliance with all covenants under the Senior Credit Agreement.

Should we complete the combination of Russell Hobbs, borrowings under the Senior Term Credit Facility could become payable as of the closing date of the combination. See Note 1, Description of Business, of Notes to Condensed Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the combination.

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

At April 4, 2010 and September 30, 2009, we had outstanding principal of approximately $231 million and $218 million, respectively, under the 12% Notes.

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

At April 4, 2010, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, we are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 indentures being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior debt beyond the Senior Credit Facilities. We do not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

We currently believe that cash on hand, funds from our operations and availability under the ABL Revolving Credit Facility and other foreign credit facilities will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations although no assurance can be given in this regard.

Should we complete the combination of Russell Hobbs, we could be required to make an offer to the holders of the 12% Notes to repurchase the 12% Notes at 101% of face value in accordance with the terms of the 2019 Indenture. See Note 1, Description of Business, of Notes to Condensed Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the combination.

In connection with the anticipated closing of the proposed Russell Hobbs combination, we obtained the consent of the required note holders to certain amendments to the 2019 Indenture (the “Supplemental Indenture”). The Supplemental Indenture becomes effective only and upon the closing of the proposed Russell Hobbs combination. Among other things, the Supplemental Indenture amended the definition of change in control to exclude the Harbinger parties and increased our ability to incur indebtedness up to $1,850 million. During both the Fiscal 2010 Quarter and the Fiscal 2010 Six Months, we recorded approximately $3 million of fees in connection with the consent. The fees are classified as Debt issuance costs and will be amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the proposed Russell Hobbs combination.

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

The ABL Revolving Credit Facility carries an interest rate, at our option, of either (a) the base rate plus 3.0% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.0% per annum, except that the Supplemental Loan carries an interest rate equal to the Eurodollar Rate plus 14.5% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 2.5%. For purposes of the Supplemental Loan, the Eurodollar Rate shall at no time be less than 3.0%. The ABL Revolving Credit Facility will mature on March 31, 2012.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

As a result of borrowings and payments under the ABL Revolving Credit Facility at April 4, 2010, we had aggregate borrowing availability of approximately $92 million, net of lender reserves of $19 million.

At April 4, 2010, the aggregate amount outstanding under the ABL Revolving Credit Facility totaled $117 million under the Revolving ABL Credit Facility, which includes the Supplemental Loan of $45 million.

At September 30, 2009, the aggregate amount outstanding under the ABL Revolving Credit Facility totaled $84 million under the Revolving ABL Credit Facility, which includes the Supplemental Loan of $45 million and $6 million in outstanding letters of credit.

At April 4, 2010, we were in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $28 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that, under the terms of the Senior Credit Facilities, interest under the 12% Notes is required to be paid for the first three semi-annual interest payments dates by increasing the aggregate principal amount due under the subject notes. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at April 4, 2010, we estimate annual interest payments of approximately $121 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities and the L/C Facility. Such fees include a quarterly commitment fee of up to 1.0% on the unused portion of the ABL Revolving Credit Facility, certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility and a quarterly commitment fee of 6.5% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2010 Six Months, we granted approximately 0.6 million shares of restricted stock. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $15 million which was recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K and any amendments thereto for our fiscal year ended September 30, 2009.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K and any amendments thereto for our fiscal year ended September 30, 2009.

Recently Issued Accounting Standards

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for our annual financial statements for the period that began after December 15, 2009. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

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

A discussion of our accounting policies for derivative financial instruments is included in Note 3 to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, “Significant Accounting Policies—Derivative Financial Instruments.”

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

At April 4, 2010, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates, would be a loss of $4.4 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates would be a net loss of $4.4 million.

At April 4, 2010, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $8.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $13.5 million.

At April 4, 2010, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.6 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.6 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2009, Spectrum Brands, Inc. and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Western District of Texas. The Chapter 11 Cases were jointly administered by the court as Case Number 09-50455. On July 15, 2009, the court entered a written order confirming the debtors’ plan of reorganization. On August 28, 2009, the debtors consummated such plan and emerged from Chapter 11 protection. On September 30, 2009, the court issued a final decree closing the Chapter 11 Cases of all of the debtors other than Spectrum Jungle Labs Corporation. On March 31, 2010, the court issued a final decree closing the Chapter 11 Case of Spectrum Jungle Labs Corporation.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of April 4, 2010 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

Risks Related to the Merger

Significant costs are expected to be incurred in connection with the consummation of the mergers and integration of Spectrum and Russell Hobbs into a single business, including legal, accounting, financial advisory and other costs.

If the mergers are consummated, Spectrum and Russell Hobbs expect to incur significant costs in connection with integrating their operations, products and personnel. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems;

•	combination of research and development teams and processes; and

•	reorganization or closures of facilities.

In addition, Spectrum and Russell Hobbs expect to incur a number of non-recurring costs associated with combining the operations of the two companies, which cannot be estimated accurately at this time. Spectrum and Russell Hobbs will also incur transaction fees and other costs related to the mergers, anticipated to be approximately $94 million. This amount is a preliminary estimate and subject to change. Additional unanticipated costs may be incurred in the integration of the businesses of Spectrum and Russell Hobbs. Although Spectrum and Russell Hobbs expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that Spectrum and Russell Hobbs will be successful in these integration efforts.

The debt of Spectrum and Russell Hobbs incurred in connection with the mergers may limit their financial and operating flexibility.

In order to refinance Spectrum’s existing senior debt and a portion of Russell Hobbs’ existing senior debt, as well as to pay transaction expenses in connection with the mergers, Spectrum and Russell Hobbs expect to finance substantially all of such amounts through the incurrence of approximately $1.80 billion of new indebtedness (from which $1.532 billion in proceeds is anticipated to be received at closing), including:

•	senior secured notes in principal amount of up to $500 million;

•	a senior secured asset-based revolving facility of up to $300 million (the “New Revolving Facility”);

•	a senior secured term facility of up to $1,000 million (the “New Term Facility”); and

•	if the companies are unable to issue the senior secured notes prior to the consummation of the mergers, a senior secured bridge facility of up to $500 million (the “Bridge Loan Facility”).

The New Revolving Facility, the New Term Facility and the Bridge Loan Facility are collectively referred to as the “New Facilities.” The New Facilities are expected to contain financial covenants relating to maximum leverage and minimum fixed charge coverage. Other covenants contained in the New Facilities are expected to restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. Spectrum anticipates that the New Facilities will contain customary events of default. These covenants will, among other things, limit the ability of the respective restricted entities to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of their assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants could limit the flexibility of the respective restricted entities in planning for, or reacting to, changes in the industries in which they operate.

SB Holdings may not realize the anticipated benefits of the mergers.

The mergers involve the integration of two companies that have previously operated independently. The integration of Spectrum and Russell Hobbs is expected to result in financial and operational benefits, including increased revenues, cost savings and other financial and operational benefits. There can be no assurance, however, regarding when or the extent to which SB Holdings will be able to realize these increased revenues, cost savings or other benefits. This integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. The companies must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Spectrum and Russell Hobbs serve the same customers, and some of these customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integrating Spectrum and Russell Hobbs could have a material adverse effect on Russell Hobbs, Spectrum and/or SB Holdings and the market price of SB Holdings common stock.

Integrating Spectrum and Russell Hobbs may divert management’s attention away from their operations.

Successful integration of Spectrum’s and Russell Hobbs’ operations, products and personnel may place a significant burden on the management and internal resources of Spectrum and Russell Hobbs. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the businesses, financial conditions and operating results of Spectrum, Russell Hobbs and the combined company, as the case may be.

While the mergers are pending, Spectrum and Russell Hobbs will be subject to business uncertainties and contractual restrictions that could adversely affect their businesses.

Uncertainty about the effect of the mergers on customers and suppliers may have an adverse effect on Spectrum and Russell Hobbs and, consequently, on SB Holdings. These uncertainties could cause customers, suppliers and others who deal with Spectrum and Russell Hobbs to seek to change existing business relationships with Spectrum and Russell Hobbs. In addition, the merger agreement restricts Spectrum and Russell Hobbs, without the other party’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the mergers occur or the merger agreement terminates. These restrictions may prevent Spectrum and Russell Hobbs from pursuing otherwise attractive business opportunities and making other changes to their respective businesses that may arise prior to consummation of the mergers or termination of the merger agreement.

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

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However, in light of the proximity of that date to our accounting period close immediately following the Effective Date, which was August 30, 2009, we elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. We adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which our reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, will be allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations,” using the purchase method of accounting for business combinations. We will state liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit will be eliminated. Thus, our future Statements of Financial Position and results of operations will not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing Spectrum Brands, Inc.’s securities. Additionally, the financial information included in this Quarterly Report on Form 10-Q may not be indicative of future financial information.

Risks Related To Our Business

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. As of April 4, 2010, we had total indebtedness under our senior subordinated notes, senior credit facilities and other senior debt of approximately $1.7 billion.

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

We are contemplating refinancing our existing senior debt in connection with the pending Russell Hobbs combination. The new debt may contain covenants that are more or less restrictive than the covenants contained in our existing debt agreements, and there is no assurance that the Company will have access to the same level of liquidity provided by our existing indebtedness. See the risk factor entitled, “There are risks associated with our pending combination with Russell Hobbs” for more information.

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

In connection with this transaction, we have received commitments for approximately $1.8 billion in financing to refinance our existing senior debt and a portion of Russell Hobbs’ existing senior debt through a combination of new term loans, new senior notes and a new $300 million ABL revolving facility. The new debt may contain covenants that are more or less restrictive than the covenants contained in our existing debt agreements, and there is no assurance that the Company will have access to the same level of liquidity provided by our existing indebtedness.

If the combination agreement is terminated or the combination otherwise is not completed, there may be various adverse consequences to our stock price, future business and financial results. For example, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the combination, without realizing any of the anticipated benefits of completing the combination, or the market price of the Company common stock could decline to the extent that the current market price reflects a market assumption that the combination will be completed.

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

In accordance with the Plan, certain of the significant holders of our senior subordinated notes became significant stockholders as of the Effective Date. Pursuant to the Plan, these holders designated certain persons who were nominated by Spectrum Brands, Inc.’s then existing directors and effective as of the Effective Date, were appointed, together with Kent J. Hussey, our former Chief Executive Officer, to the board of directors of Spectrum Brands, Inc. In the future, directors may be elected by such holders or their affiliates through exercise of their voting power. Such election of directors to our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and such stockholders that could have different implications for such stockholders than they do for us. We cannot assure you that the provisions in our governing documents will adequately address any potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to directors that were designated by such stockholders. As a result, we may be precluded from pursuing certain growth initiatives. Further, the interests of such stockholders and our other stockholders may diverge. In addition, in connection with the Chapter 11 reorganization, Spectrum Brands, Inc. adopted a new certificate of incorporation that waives certain causes of action that may arise with respect to potential conflicts of interest with eligible stockholders, which may include the significant stockholders or their affiliates. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

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

As of April 4, 2010, we have U.S. federal and state net operating loss carryforwards of approximately $704 and $748 million, respectively. These net operating loss carryforwards expire through years ending in 2030. As of April 4, 2010, management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. In addition, the Company has had changes of ownership, as defined under Internal Revenue Code Section 382, that continue to subject a significant amount of the Company’s U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $149 million of our federal and $311 million of our state net operating losses will expire unused due to Internal Revenue Code Section 382 limitation. If we are unable to fully utilize our net operating losses other than those restricted under Internal Revenue Code Section 382, as discussed above, to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

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

Sales and certain expenses of our international operations are transacted in foreign currencies. During the Fiscal 2010 Six Months, approximately 47% of our net sales and 46% of our operating expenses were denominated in foreign currencies prior to translation into U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies and the effects of changes in economic and fiscal conditions in the foreign markets we operate in could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. Spectrum sources many products from, and sells many products in, China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, Spectrum may experience fluctuations in its results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

The RMB appreciated approximately 7% versus the U.S. dollar in 2008 and remained substantially unchanged in 2009. The RMB currency fluctuation in 2009 and 2008 has not generated material cost increases for products sourced from China, however, further significant appreciation of the RMB or other currencies in countries where Spectrum sources or sells products could adversely impact Spectrum’s profitability. Very limited hedging transactions are available in China to reduce exposure to exchange rate fluctuations. While Spectrum may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and Spectrum may not be able to successfully hedge its exposure to currency fluctuations. Further, Spectrum may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, thus, Spectrum’s results of operations may be adversely impacted.

In addition, the Venezuelan government has imposed foreign exchange and price controls on the local currency. These foreign exchange controls increase Spectrum’s costs to, and also limit its ability to, convert local currency into U.S. dollars and transfer funds out of Venezuela, and may have an adverse effect on Spectrum’s Venezuelan customers. Further, given Venezuela’s designation as a highly inflationary economy and the devaluation of the official rate, Spectrum’s revenue, operating profit, and net income may be negatively impacted in the future.

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

There are three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires us to eliminate specified hazardous materials from products we sell in EU member states. Waste of Electrical and Electronic Equipment requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. Complying or failing to comply with the EU directives may harm our business. For example:

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

Approximately 22% of our total labor force is employed under collective bargaining agreements. One of these agreements, which cover approximately 35% of the labor force under collective bargaining agreements, or approximately 8% of our total labor force, are scheduled to expire during Fiscal 2010. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which the Company is subject, there can be no assurances that we will be able to do so and any noncompliance could subject the Company to disruptions in its operations and materially and adversely affect its business, financial condition and results of operations.

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

As of May 17, 2010, Spectrum Brands, Inc. has issued under its 2009 equity incentive plan 629,213 shares and is authorized to issue up to a total of 3,333,333 shares of its common stock, or options exercisable for shares of common stock. In addition, Spectrum Brands, Inc.’s board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If Spectrum Brands, Inc. does issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under Spectrum Brands, Inc.’s certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.

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

We would note that if holders of the common stock constituting a majority were to determine to act in concert with respect to any proposal or other item requiring a stockholder vote, other stockholders would then be unable to affect the outcome of such stockholder vote. As of May 17, 2010, we had no knowledge of any such determination to act in concert.

Item 2. Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2010	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 12, 2010).

Exhibit 3.1	Certificate of Incorporation of Spectrum Brands, Inc., dated August 28, 2009 (filed by incorporation by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 3.2	By-laws of Spectrum Brands, Inc. (as amended as of April 13, 2010) (filed by incorporation by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2010).

Exhibit 4.1	Indenture dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.2	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.4	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.5	Supplemental Indenture, dated March 15, 2010, to the indenture governing Spectrum Brands’ 12% Senior Subordinated Toggle Notes Due 2019, dated August 28, 2009, by and between Spectrum Brands, the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 16, 2010).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2009).

Exhibit 10.2	2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 10.3	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2009).

Exhibit 10.4	Third Amendment to Amended and Restated Employment Agreement, entered into as of February 8, 2010, by and between Spectrum Brands, Inc. and David R. Lumley. (filed by incorporation by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on February 10, 2010).

Exhibit 10.5	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC on February 12, 2010).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC on February 12, 2010).

Exhibit 10.7	Form of Restated Certificate of Incorporation of SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.3 to the Current Report on form 8-K filed with the SEC on February 12, 2010).

Exhibit 10.8	Form of Amended and Restated Bylaws of SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.4 to the Current Report on form 8-K filed with the SEC on February 12, 2010).

Exhibit 10.9	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC on February 12, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC on March 2, 2010).

Exhibit 10.11	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC on March 2, 2010).

Exhibit 10.12	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 29, 2010).

Exhibit 10.13	Form of Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc. (incorporated by reference to Annex A to the Second Amendment to Agreement and Plan of Merger attached as Exhibit 10.12 to this Quarterly Report on Form 10-Q and as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 29, 2010).

Exhibit 10.14	Form of Amended and Restated Bylaws of Spectrum Brands Holdings, Inc. (incorporated by reference to Annex B to the Second Amendment to Agreement and Plan of Merger attached as Exhibit 10.12 to this Quarterly Report on Form 10-Q and as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 29, 2010).

Exhibit 10.15	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC on April 15, 2010).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith