Form 10-K
period 2010-09-30
Spectrum Brands, Inc.
filed 2010-12-14
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement or amendment to this Annual Report on Form 10-K to be filed within 120 days of September 30, 2010 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.	BUSINESS

General

Spectrum Brands, Inc., a Delaware corporation (“Spectrum Brands” or the “Company”), is a global branded consumer products company. Spectrum Brands Holdings, Inc. (“SB Holdings”) was created in connection with the combination of Spectrum Brands and Russell Hobbs, Inc. (“Russell Hobbs”), a small appliance brand company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings’ common stock trades on the New York Stock Exchange under the symbol “SPB.”

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to Spectrum Brands and its subsidiaries subsequent to the Merger and Spectrum Brands prior to the Merger, as well as both before and on and after the Effective Date, as defined below. The term “Old Spectrum,” refers only to Spectrum Brands, our Wisconsin predecessor, and its subsidiaries prior to the Effective Date.

In connection with the Merger, we refinanced Spectrum Brands’ existing senior debt, except for Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12 % Notes”), which remain outstanding, and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750 million Term Loan due June 16, 2016 (the “Term Loan”), new $750 million 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and a new $300 million ABL revolving facility due June 16, 2014 (the “ABL Revolving Credit Facility” and together with the Term Loan, the “Senior Credit Facilities” and the Senior Credit Facilities together with the 9.5% Notes, the “Senior Secured Facilities”).

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

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design, market and distribute rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products, hair care appliances, small household appliances and personal care products. Our manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, small household appliances, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

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

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business for our fiscal year ended September 30, 2009 (“Fiscal 2009”). We believe the shutdown was consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. As of March 29, 2009, we completed the shutdown of the growing products portion of the Home and Garden Business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 9, Discontinued Operations, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

On December 15, 2008, prior to our Bankruptcy Filing, as defined below, Old Spectrum was advised that its common stock would be suspended from trading on the NYSE prior to the opening of the market on December 22, 2008. It was advised that the decision to suspend its common stock was reached in view of the fact that it had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, the minimum threshold for listing on the NYSE. Old Spectrum’s common stock was delisted from the NYSE effective January 23, 2009.

On March 18, 2010, the common stock of Spectrum Brands was listed on the NYSE. In connection with the consummation of the Merger, on June 16, 2010 the common stock of Spectrum Brands was delisted from the NYSE and the common stock of SB Holdings succeeded to its listing status under the symbol “SPB.”

As a result of our Bankruptcy Filing, we were able to significantly reduce our indebtedness. As a result of the Merger, we were able to further reduce our outstanding debt leverage ratio. However, we continue to have a significant amount of indebtedness relative to our competitors and paying down outstanding indebtedness continues to be a priority for us. The Bankruptcy Filing is discussed in more detail under “Chapter 11 Proceedings.”

Chapter 11 Proceedings

On February 2, 2009, the Company did not make a $25.8 million interest payment due February 2, 2009 on the Company’s 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”), triggering a default with respect to the notes. On February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. As a result of its substantial leverage, the Company determined that, absent a financial restructuring, it would be unable to achieve future profitability or positive cash flows on a consolidated basis solely from cash generated from operating activities or to satisfy certain of its payment obligations as the same may become due and be at risk of not satisfying the leverage ratios to which it was subject under its then existing senior secured term loan facility, which ratios became more restrictive in future periods. Accordingly, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”). The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and approximately $218 million in aggregate principal amount of the 12% Notes to holders of allowed claims with respect to Old Spectrum’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), the 7 3/8 Notes and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). For a further discussion of the 12% Notes see “Debt Financing Activities—12% Notes.” Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession credit facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility.

Our Products

We compete in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care products; home and garden control products; small appliances and portable lighting. Our broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries and other specialty batteries;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	home and garden control products including household insect controls, insect repellents and herbicides;

•	electric shaving and grooming devices;

•	small appliances, including small kitchen appliances and home product appliances;

•	electric personal care and styling devices; and

•	portable lighting.

Net sales of each product category sold, as a percentage of net sales of our consolidated operations, is set forth below.

	Percentage of Total Company Net Sales for the Fiscal Year Ended September 30,
	2010	2009	2008
Consumer batteries	34%	37%	38%
Pet supplies	22	26	25
Home and garden control products	13	14	14
Electric shaving and grooming	10	10	10
Small appliances	9	—	—
Electric personal care products	8	9	9
Portable lighting	4	4	4

	100%	100%	100%

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

Home and Garden Control Products

In the home and garden control products category we currently sell and market several leading home and garden care products, including household insecticides, insect repellent, herbicides, garden and indoor plant foods and plant care treatments. We offer a broad array of household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. We also manufacture and market a complete line of insect repellent products that provide protection from insects, especially mosquitoes. These products include both personal repellents, such as aerosols, pump sprays and wipes as well as area repellents, such as yard sprays, citronella candles and torches. Our largest brands in the insect control category include Hot Shot, Cutter and Repel. Our herbicides, garden and indoor plant foods and plant care treatment brands include Spectracide, Real-Kill and Garden Safe. We have positioned ourselves as the value alternative for consumers who want products that are comparable to, but sold at lower prices than, premium-priced brands.

Electric Shaving and Grooming

We market and sell a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body trimmers and nose and ear trimmers, women’s shavers and haircut kits.

Small Appliances

In the small appliances category, we market and sell a broad range of products in three major product categories: branded small household appliances, pet and pest products, and personal care products. We market a broad line of small kitchen appliances under the George Foreman, Black &Decker, Russell Hobbs, Farberware, Juiceman, Breadman and Toastmaster brands, including grills, bread makers, sandwich makers, kettles, toaster ovens, toasters, blenders, juicers, can openers, coffee grinders, coffeemakers, electric knives, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers. We also market small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands. Pet products include cat litter boxes sold under the LitterMaid brand. The consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. The pest control products include pest control and repelling devices that use ultra-sonic sound waves to control insects and rodents, primarily in homes. Russell Hobbs’ personal care products in the small appliances category include hand-held dryers, curling irons, straightening irons, brush irons, air brushes, hair setters, facial brushes, skin appliances and electric toothbrushes, which are primarily marketed under the Russell Hobbs, Carmen and Andrew Collinge brands.

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

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart represented approximately 22% of our consolidated net sales for the fiscal year ended September 30, 2010. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2010.

Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location for the last three fiscal years is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11, Segment Results, in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Small Appliances

In the small appliances category, Russell Hobbs’ products are sold principally by internal sales staff located in North America, Latin America, Europe, Australia and New Zealand. Russell Hobbs also uses independent sales representatives, primarily in Central America and the Caribbean. Russell Hobbs distributes most of its small appliance products to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug chains, catalog stores and discount and variety stores. In addition to directing its marketing efforts toward retailers, Russell Hobbs sells certain of its products directly to consumers through infomercials and its Internet websites.

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

Substantially all of our rechargeable batteries and chargers, portable lighting products, hair care and other personal care products and our electric shaving and grooming products and small appliances are manufactured by third party suppliers that are primarily located in the Asia/Pacific region. We maintain ownership of most of the tooling and molds used by our suppliers.

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

In our fiscal years ended September 30, 2010, 2009 and 2008, we invested $31.0 million, $24.4 million and $25.3 million, respectively, in product research and development.

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

We also use and maintain a number of trademarks in our business, including DINGO, JUNGLETALK, MARINELAND, RAYOVAC, REMINGTON, TETRA, VARTA, 8IN1, CUTTER, HOT SHOT, GARDEN SAFE, NATURE’S MIRACLE, REPEL, SPECTRACIDE, SPECTRACIDE TERMINATE, GEORGE FOREMAN, RUSSELL HOBBS and BLACK & DECKER. We seek trademark protection in the U.S. and in foreign countries by all available means, including registration.

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

As a result of the common origins of the Remington Products, L.L.C. (“Remington Products”), business we acquired in September 2003 and the Remington Arms Company, Inc. (“Remington Arms”), the REMINGTON trademark is owned by us and by Remington Arms each with respect to its principal products as well as associated products. Accordingly, we own the rights to use the REMINGTON trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. In addition, the terms of a 1986 agreement between Remington Products and Remington Arms provides for the shared rights to use the REMINGTON trademark on products which are not considered “principal products of interest” for either company. We retain the REMINGTON trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

We license the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In December 2007, Russell Hobbs and The Black & Decker Corporation (“BDC”) extended the trademark license agreement for a third time through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. Under the agreement as extended, Russell Hobbs agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments as follows:

•	Calendar year 2010: $14.5 million

•	Calendar year 2011: $15.0 million

•	Calendar year 2012: $15.0 million

The agreement also requires us to comply with maximum annual return rates for products.

If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

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

Our primary competitors in the electric shaving and grooming product category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of Procter & Gamble, which sells and markets foil shavers. Through our Remington brand, we sell both foil and rotary shavers.

Primary competitive brands in the small appliance category include Hamilton Beach, Proctor Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal. The key competitors of Russell Hobbs in this market in the U.S. and Canada include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In addition, Russell Hobbs competes with retailers who use their own private label brands for household appliances (for example, Wal-Mart).

Our major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited (“Helen of Troy”).

Our primary competitors in the portable lighting product category are Energizer and Mag Instrument, Inc.

Some of our major competitors have greater resources and greater overall market share than we do. They have committed significant resources to protect their market shares or to capture market share from us and may continue to do so in the future. In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in advertising and in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers and, ultimately, consumers.

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. For a more detailed discussion of the seasonality of our product sales, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Seasonal Product Sales.”

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

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, it is possible that material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could incur material unforeseen expenses, which could have a material adverse effect on our financial condition, capital expenditures, earnings and competitive position. Although we are currently engaged in investigative or remedial projects at some of our facilities, we do not expect that such projects, taking into account established accruals, will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $9.6 million for estimated liabilities at September 30, 2010 should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation as EU member states implement guidance and as our market share changes, and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

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

Employees

We had approximately 6,100 full-time employees worldwide as of September 30, 2010. Approximately 20% of our total labor force is covered by collective bargaining agreements. There is one collective bargaining agreement that will expire during our fiscal year ending September 30, 2011, which cover approximately 12% of the labor force under collective bargaining agreements, or approximately 2% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands, Inc. at 601 Rayovac Drive, Madison, Wisconsin 53711 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2010 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of Russell Hobbs, which cannot be estimated accurately at this time. We incurred approximately $85 million of transaction fees and other costs related to the Merger. Additional unanticipated costs may yet be incurred as we integrate our business with that of Russell Hobbs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of Russell Hobbs, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that we will be successful in our integration efforts. In addition, while we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that we will achieve such benefits.

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

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However, in light of the proximity of that date to our accounting period close immediately following the Effective Date, which was August 30, 2009, we elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. We adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” pursuant to which our reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141,

“Business Combinations,” using the purchase method of accounting for business combinations. We stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit was eliminated. Thus, our future statements of financial position and results of operations are not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing our securities. Additionally, the financial information included in this Annual Report on Form 10-K may not be indicative of future financial information.

Risks Related To Our Business

Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2010, we had total indebtedness under our Senior Secured Facilities, the 12% Notes and other debt of approximately $1.8 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

Under the Senior Secured Facilities and the indenture governing the 12% Notes (the “2019 Indenture”), we may incur additional indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.

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

The Senior Secured Facilities and the 2019 Indenture each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the 2019 Indenture also contain customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities or 12% Notes could terminate their commitments and the lenders under our Senior Secured Facilities or 12% Notes could accelerate repayment of our outstanding borrowings, and, in either case, we may be unable to obtain adequate refinancing outstanding borrowings on favorable terms. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities or 12% Notes will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities and the 12% Notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

Assuming consummation of a pending transaction by which Harbinger Group, Inc. (“HRG”) would acquire a majority of the outstanding shares of SB Holdings’ common stock, any sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.

HRG and Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P and Global Opportunities Breakaway Ltd. (collectively, the “Harbinger Parties”) are parties to a Contribution and Exchange Agreement (the

“Exchange Agreement”), pursuant to the terms of which the Harbinger Parties will contribute 27,756,905 shares of SB Holdings’ common stock to HRG and received in exchange for such shares an aggregate of 119,909,830 shares of HRG common stock (the “Share Exchange”). Immediately following the consummation of the Share Exchange, HRG will own approximately 54.4% of SB Holdings’ common stock and the Harbinger Parties will own approximately 12.7% of the outstanding shares of SB Holdings’ common stock. The Harbinger Parties will own approximately 93.3% of the outstanding HRG common stock.

Following consummation of the Share Exchange, any sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s $350 million 10.625% Senior Secured Notes due 2015. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 12% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer or obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.

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

In 2010, concern over sovereign debt in Greece, Ireland and certain other European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.

We may not be able to retain key personnel or recruit additional qualified personnel whether as a result of the Merger or otherwise, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the Merger, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel, whether as a result of the Merger or otherwise, could have a material adverse effect on our business. In addition, we currently do not maintain “key person” insurance covering any member of our management team.

We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, our principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Our principal national competitors within our Small Appliances segment include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In each of these markets, we also face competition from numerous other companies. In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of our operations.

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

Sales of certain of our products are seasonal and may cause our operating results and working capital requirements to fluctuate.

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 44% of our net sales for the fiscal year ended September 30, 2010 were from customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

As of September 30, 2010, Spectrum Brands had U.S. federal and state net operating loss carryforwards of approximately $1,087 million and $936 million, respectively. These net operating loss carryforwards expire through years ending in 2031. As of September 30, 2010, our management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $296 million of our federal and $463 million of our state net operating losses will expire unused due to the limitation in Section 382 of the IRC.

As a consequence of the Salton-Applica Merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the IRC. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Our analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, we expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future. The Russell Hobbs net operating loss and credit carryforwards are subject to a full valuation allowance at September 30, 2010.

If we are unable to fully utilize our net operating losses, other than those restricted under Section 382 of the IRC, as discussed above, to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 22% of our consolidated net sales for the fiscal year ended September 30, 2010. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2010, approximately 44% of both our net sales and our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations.

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

We are subject to three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires us to eliminate specified hazardous materials from products we sell in EU member states. Waste of Electrical and Electronic Equipment requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. Complying or failing to comply with the EU Directives may harm our business. For example:

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

In our Small Appliances segment, we license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 53% of the total consolidated revenue of our Small Appliances segment in both Fiscal 2010 and Fiscal 2009. In December 2007, BDC extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.

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

We and certain of our officers and directors have been named in the past, and, along with the officers and directors of SB Holdings, may be named in the future, as defendants of class action and derivative action lawsuits. In the past, we have also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations.

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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under CERCLA or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the EPA, the FDA or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

As a distributor of consumer products in the U.S., certain of our products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. For example, Russell Hobbs, in cooperation with the Consumer Commission, voluntarily recalled approximately 9,800 units of a thermal coffeemaker sold under the Black & Decker brand in August 2009 and approximately 584,000 coffeemakers in June 2009. Any additional repurchases or recalls of our products could be costly to us and could damage the reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished and we may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against us. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

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

Approximately 20% of our total labor force is employed under collective bargaining agreements. One of these agreements, which covers approximately 12% of the labor force under collective bargaining agreements, or approximately 2% of our total labor force, is scheduled to expire on September 30, 2011. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

A significant portion of our long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2010:

Facility	Function
Global Batteries & Personal Care
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2)	Battery & Lighting Device Packaging & Distribution
Visalia, California(2)	Electric Shaver & Personal Care Product Distribution
Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution

Global Pet Supplies
Mentor, Ohio(3)	Aquatics Manufacturing
Noblesville, Indiana(1)	Aquatics Manufacturing
Moorpark, California(2)	Aquatics Manufacturing
Bridgeton, Missouri(2)	Pet Supply Manufacturing (shared with the Home and Garden Business)
Blacksburg, Virginia(1)	Pet Supply Manufacturing, Assembly & Distribution
Melle, Germany(1)	Pet Food & Pet Care Manufacturing
Melle, Germany(2)	Pet Food & Pet Care Distribution
Edwardsville, Illinois(2)	Pet Supply Product Distribution

Home and Garden Business
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Bridgeton, Missouri(2)	Household & Controls Manufacturing (shared with Global Pet)

Small Appliances
Redlands, California(2)	Warehouse
Wolverhampton, England(1)	Warehouse
Manchester, England(1)	Warehouse and Sales and administrative office
Wolverhampton, England(2)	Warehouse

(1)	Facility is owned.
(2)	Facility is leased.
(3)	Exited the facility in October 2010.

We also own, operate or contract with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. We lease our administrative headquarters and primary research and development facility located in Madison, Wisconsin.

We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. The Company is reviewing the claims and intends to vigorously defend this matter but, as of the date of this Annual Report on Form 10-K, cannot estimate any possible losses.

In May 2010, Herengrucht Group, LLC (“Herengrucht”) filed an action in the U.S. District Court for the Southern District of California against the Company claiming that the Company had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. Herengrucht dismissed its claims without prejudice in September 2010.

Applica Consumer Products, Inc. (“Applica”), a subsidiary of the Company, is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006.

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

Applica is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. The Company believes that these actions are without merit and intends to vigorously defend the action, but may be unable to resolve the disputes successfully without incurring significant expenses. As of the date of this Annual Repot on Form 10-K, the Company cannot estimate any possible losses. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

The Company is a defendant in various matters of litigation generally arising out of the ordinary course of business.

Environmental

We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Governmental Regulations and Environmental Matters” under Item 1 above.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of SB Holdings. Accordingly, there is no established public trading market for our common stock.

During the fiscal years ended September 30, 2009 and 2010, there were no cash dividends distributed to SB Holdings. Certain restrictive covenants in the 2019 Indenture and the Senior Secured Facilities impose limitations on the payment of dividends to SB Holdings.

There was one record holder of our common stock at December 10, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Statements of Financial Position as of September 30, 2010 and 2009 and our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008 are included elsewhere in this Annual Report on Form 10-K. The information presented below as of and for the fiscal year ended September 30, 2010 also includes that of Russell Hobbs since the Merger on June 16, 2010.

On November 5, 2008, Spectrum Brands’ board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. During the second quarter of Fiscal 2009, we completed the shutdown of the growing products portion of the Home and Garden Business and, accordingly, began reporting the results of operations of the growing products portion of the Home and Garden Business as discontinued operations. As of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. We also began reporting the results of operations of the Canadian division of the Home and Garden Business as discontinued operations as of October 1, 2006, which business was sold on November 1, 2007. Therefore, the presentation of all historical continuing operations has been changed to exclude the growing products portion of the Home and Garden Business, the Nu-Gro Pro and Tech and the Canadian division of the Home and Garden Business but to include the remaining control products portion of the Home and Garden Business. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The financial information indicated may not be indicative of future performance. This financial information and other data should be read in conjunction with our consolidated financial statements, including the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Successor Company		Predecessor Company
		Period from August 31, 2009 through September 30,	Period from October 1, 2008 through August 30,
	2010 (14)	2009	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$2,567.0	$219.9	$2,010.6	$2,426.6	$2,332.7	$2,228.5
Gross profit	921.4	64.4	751.8	920.1	876.7	871.2
Operating income (loss)(1)	169.1	0.1	156.8	(684.6)	(251.8)	(289.1)
(Loss) income from continuing operations before income taxes	(123.8)	(20.0)	1,123.4	(914.8)	(507.2)	(460.9)
(Loss) income from discontinued operations, net of tax(2)	(2.7)	0.4	(86.8)	(26.2)	(33.7)	(2.5)
Net (loss) income(3)(4)(5)(6)(7)	(189.6)	(70.8)	1,013.9	(931.5)	(596.7)	(434.0)
Restructuring and related charges—cost of goods sold(8)	$7.2	$0.2	$13.2	$16.5	$31.3	$21.1
Restructuring and related charges—operating expenses(8)	17.0	1.6	30.9	22.8	66.7	33.6
Other expense (income), net(9)	12.3	(0.8)	3.3	1.2	(0.3)	(4.1)
Interest expense (13)	$277.0	$17.0	$172.9	$229.0	$255.8	$175.9
Cash Flow and Related Data:
Net cash provided (used) by operating activities	$57.3	$75.0	$1.6	$(10.2)	$(32.6)	$44.5
Capital expenditures(11)	40.3	2.7	8.1	18.9	23.2	55.6
Depreciation and amortization (excluding amortization of debt issuance costs)(11)	117.3	8.6	58.5	85.0	77.4	82.6
Statement of Financial Position Data (at period end):
Cash and cash equivalents	$170.6	$97.8		$104.8	$69.9	$28.4
Working capital(12)	537.3	323.7		371.5	370.2	397.2
Total assets	3,873.7	3,020.7		2,247.5	3,211.4	3,549.3
Total long-term debt, net of current maturities	1,723.1	1,530.0		2,474.8	2,416.9	2,234.5
Total debt	1,743.8	1,583.5		2,523.4	2,460.4	2,277.2
Total shareholders’ equity (deficit)	1,046.7	660.9		(1,027.2)	(103.8)	452.2

(1)	During Fiscal 2010, 2009, 2008, 2007 and 2006, pursuant to the Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other,” we conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $34 million, $861 million, $362 million and $433 million in the period from October 1, 2008 through August 30, 2009, Fiscal 2008, Fiscal 2007 and our fiscal year ended September 30, 2006 (“Fiscal 2006”), respectively. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 3(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.
(2)	Fiscal 2007 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $45 million to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, relating to our Canadian Division of the Home and Garden Business in order to reflect the estimated fair value of this business. Fiscal 2008 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $8 million to reduce the carrying value of intangible assets relating to our growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business. See Note 9, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information relating to these impairment charges.
(3)	Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $91.9 million which increased the valuation allowance against certain net deferred tax assets.
(4)

Included in the period from August 31, 2009 through September 30, 2009 for the Successor Company is a non-cash tax charge of $58 million related to the residual U.S. and foreign taxes on approximately $166 million of actual and deemed distributions of foreign earnings. The period from October 1, 2008 through August 30, 2009 income tax expense includes a non-cash adjustment of approximately $52 million which reduced the valuation allowance against certain deferred tax assets.

Included in the period from October 1, 2008 through August 30, 2009 for the Predecessor Company is a non-cash charge of $104 million related to the tax effects of the fresh start adjustments. In addition, Predecessor Company includes the tax effect on the gain on the cancellation of debt from the extinguishment of the senior subordinated notes as well as the modification of the senior term credit facility resulting in approximately $124 million reduction in the U.S. net deferred tax asset exclusive of indefinite lived intangibles. Due to the Company’s full valuation allowance position as of August 30, 2009 on the U.S. net deferred tax asset exclusive of indefinite lived intangibles, the tax effect of the gain on the cancellation of debt and the modification of the senior secured credit facility is offset by a corresponding adjustment to the valuation allowance of $124 million. The tax effect of the fresh start adjustments, the gain on the cancellation of debt and the modification of the senior secured credit facility, net of corresponding adjustments to the valuation allowance, are netted against reorganization items.

(5)	Fiscal 2008 income tax benefit of $10 million includes a non-cash charge of approximately $222.0 million which increased the valuation allowance against certain net deferred tax assets.
(6)	Fiscal 2007 income tax expense of $56 million includes a non-cash charge of approximately $180 million which increased the valuation allowance against certain net deferred tax assets.
(7)	Fiscal 2006 income tax benefit of $29 million includes a non-cash charge of approximately $29 million which increased the valuation allowance against certain net deferred tax assets.
(8)	See Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(9)	Fiscal 2006 includes a $8 million net gain on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington Products Company, L.L.C. acquisition and subsequently closed in Fiscal 2004, and our Madison, WI packaging facility, which was closed in our fiscal year ended September 30, 2003.
(10)	Each of Fiscal 2010, the period from August 31, 2009 through September 30, 2009, the period from October 1, 2008 through August 30, 2009, Fiscal 2008, 2007 and 2006 does not assume the exercise of common stock equivalents as the impact would be antidilutive.
(11)	Amounts reflect the results of continuing operations only.
(12)	Working capital is defined as current assets less current liabilities.
(13)	Fiscal 2010 includes a non-cash charge of $83 million related to the write off of unamortized debt issuance costs and the write off of unamortized discounts and premiums related to the extinguishment of debt that was refinanced in conjunction with the Merger.
(14)	Fiscal 2010, includes the results of Russell Hobbs’ operations since June 16, 2010. Russell Hobbs contributed $238 million in Net Sales and recorded operating income of $1 million for the period from June 16, 2010 through September 30, 2010, which includes $13 million of acquisition and integration related charges. In addition, Fiscal 2010 includes $26 million of Acquisition and integration related charges associated with the Merger.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to Fiscal 2010, 2009 and 2008 refer to fiscal year periods ended September 30, 2010, 2009 and 2008, respectively.

Spectrum Brands, Inc., a Delaware corporation (“Spectrum Brands”), is a global branded consumer products company. Spectrum Brands Holdings, Inc. (“SB Holdings”) was created in connection with the combination of Spectrum Brands and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings trades on the New York Stock Exchange under the symbol “SPB.”

In connection with the Merger, we refinanced our existing senior debt (except for the 12% Notes, which remain outstanding) and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750 million U.S. Dollar Term Loan due June 16, 2016, new $750 million 9.5% Senior Secured Notes maturing June 15, 2018 and a new $300 million ABL revolving facility due June 16, 2014.

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

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to Spectrum Brands and its subsidiaries subsequent to the Merger and Spectrum Brands prior to the Merger, as well as both before and on and after the Effective Date. The term “New Spectrum,” however, refers only to Spectrum Brands, Inc., our Delaware successor, and its subsidiaries after the Effective Date, and the term “Old Spectrum,” refers only to Spectrum Brands, our Wisconsin predecessor, and its subsidiaries prior to the Effective Date.

Business Overview

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming; small appliances; electric personal care; and portable lighting.

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

During the second quarter of Fiscal 2008, we determined that in view of the difficulty in predicting the timing or probability of a sale of the remaining U.S. portion of the Home and Garden Business, the requirements of Generally Accepted Accounting Principles (“GAAP”) necessary to classify the remaining U.S. portion of the Home and Garden Business as discontinued operations were no longer met and that it was appropriate to present the remaining U.S. portion of the Home and Garden Business as held and used in the Company’s continuing operations as of our second quarter of Fiscal 2008 and going forward. The presentation herein of the results of continuing operations includes the Home and Garden Business excluding the Canadian division, which was sold on November 1, 2007, for all periods presented.

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

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business for Fiscal 2009. We believe the shutdown was consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. As of March 29, 2009, we completed the shutdown of the growing products portion of the Home and Garden Business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 9, Discontinued Operations, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

On December 15, 2008, we were advised that our common stock would be suspended from trading on the NYSE prior to the opening of the market on December 22, 2008. We were advised that the decision to suspend our common stock was reached in view of the fact that we had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, the minimum threshold for listing on the NYSE. Our common stock was delisted from the NYSE effective January 23, 2009.

As a result of our Bankruptcy Filing, we were able to significantly reduce our indebtedness. As a result of the Merger, we were able to further reduce our outstanding debt leverage ratio. However, we continue to have a significant amount of indebtedness relative to our competitors and paying down outstanding indebtedness continues to be a priority for us. The Bankruptcy Filing is discussed in more detail under “Chapter 11 Proceedings.”

Chapter 11 Proceedings

As a result of its substantial leverage, the Company determined that, absent a financial restructuring, it would be unable to achieve future profitability or positive cash flows on a consolidated basis solely from cash generated from operating activities or to satisfy certain of its payment obligations as the same may become due and be at risk of not satisfying the leverage ratios to which it was subject under its then existing senior secured term loan facility, which ratios became more restrictive in future periods. Accordingly, on February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. On the same day, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”). The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

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

Accounting for Reorganization

Subsequent to the Petition Date, our financial statements are prepared in accordance with ASC Topic 852: “Reorganizations,” (“ASC 852”). ASC 852 does not change the application of GAAP in the preparation of our financial statements. However, ASC 852 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with ASC 852 we have done the following:

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

During Fiscal 2010, we launched our Rayovac Platinum Nickel Metal Hydride rechargeable batteries. These batteries are ready to use directly out of the package, and stay charged up to 3 times longer than other rechargeable batteries. We also introduced Instant Ocean aquatic food and chemical products and additional products under the Dingo and Nature’s Miracle brands.

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

Competitive Landscape

We compete in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming; small appliances; electric personal care; and portable lighting.

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

Products in our home and garden category are sold through the Home and Garden Business. The Home and Garden Business manufactures and markets outdoor and indoor insect control products, rodenticides, herbicides and plant foods. The Home and Garden Business operates in the U.S. market under the brand names Spectracide, Cutter and Garden Safe. The Home and Garden Business’ marketing position is primarily that of a value brand, enhanced and supported by innovative products and packaging to drive sales at the point of purchase. The Home and Garden Business’ primary competitors include The Scotts Miracle-Gro Company, Central Garden & Pet Company and S.C. Johnson & Son, Inc.

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

Products in our small appliances category consist of small electrical appliances primarily in the kitchen and home product categories. Primary competitive brands in the small appliance category include Hamilton Beach, Procter Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal.

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

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior manager has more than 20 years of experience at Spectrum, VARTA, Remington, Russell Hobbs or other branded consumer product companies such as Newell Rubbermaid, H.J. Heinz and Schering-Plough.

Seasonal Product Sales

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season.

The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2010	2009	2008
December	23%	25%	24%
March	21%	23%	22%
June	25%	26%	26%
September	31%	26%	28%

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Fiscal 2009, when referenced within this Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K, includes the combined results of Old Spectrum for the period from October 1, 2008 through August 30, 2009 and New Spectrum for the period from August 31, 2009 through September 30, 2009.

Highlights of Consolidated Operating Results

We have presented the growing products portion of the Home and Garden Business as discontinued operations. The board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. See Note 9, Discontinued Operations of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the shutdown of the growing products portion of the Home and Garden Business. As a result, and unless specifically stated, all discussions regarding Fiscal 2010 and Fiscal 2009 only reflect results from our continuing operations.

Year over year historical comparisons are influenced by the acquisition of Russell Hobbs, which is included in our Fiscal 2010 Consolidated Financial Statements of Operations from June 16, 2010, the date of the Merger, through the end of the period. The results of Russell Hobbs are not included in our Fiscal 2009 Consolidated Financial Statements of Operations. See Note 16, Acquisition of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for supplemental pro forma information providing additional year over year comparisons of the impact of the acquisition.

Net Sales. Net sales for Fiscal 2010 increased to $2,567 million from $2,231 million in Fiscal 2009, a 15.1% increase. The following table details the principal components of the change in net sales from Fiscal 2009 to Fiscal 2010 (in millions):

Net Sales
Fiscal 2009 Net Sales	$2,231
Addition of small appliances	238
Increase in consumer battery sales	33
Increase in electric shaving and grooming product sales	27
Increase in home and garden control product sales	19
Increase in lighting product sales	6
Increase in electric personal care product sales	2
Decrease in pet supplies sales	(16)
Foreign currency impact, net	27

Fiscal 2010 Net Sales	$2,567

Consolidated net sales by product line for Fiscal 2010 and 2009 are as follows (in millions):

	Fiscal Year
	2010	2009
Product line net sales
Consumer batteries	$866	$819
Pet supplies	561	574
Home and garden control products	341	322
Electric shaving and grooming products	257	225
Small appliances	238	—
Electric personal care products	216	211
Portable lighting products	88	80

Total net sales to external customers	$2,567	$2,231

Global consumer battery sales during Fiscal 2010 increased $47 million, or 6%, compared to Fiscal 2009, primarily driven by favorable foreign exchange impacts of $15 million coupled with increased sales in North America and Latin America. The sales increase in North America was driven by increased volume with a major customer and the increased sales in Latin America were a result of increased specialty battery sales, driven by the successfully leveraging our value proposition, that is, products that work as well as or better than our competitors, at a lower price. These gains were partially offset by decreased consumer battery sales of $22 million in Europe, primarily due to our continued exit of low margin private label battery sales.

Pet product sales during Fiscal 2010 decreased $13 million, or 2%, compared to Fiscal 2009. The decrease of $13 million is attributable to decreased aquatics sales of $11 million and decreased specialty pet products of $6 million. These decreases were partially offset by favorable foreign exchange impacts of $3 million. The $11 million decrease in aquatic sales is due to decreases within the United States and Pacific Rim of $6 million and $5 million, respectively, as a result of reduction in demand in this product category due to the macroeconomic slowdown as we maintained our market share in the category. The $6 million decrease in companion animal sales is due to $9 million decline in the United States, primarily driven by a distribution loss of at a major retailer of certain dog shampoo products and the impact of a product recall, which was tempered by increases of $3 million in Europe.

Sales of home and garden control products during Fiscal 2010 versus Fiscal 2009 increased $19 million, or 6%. This increase is a result of additional sales to major customers that was driven by incentives to retailers and promotional campaigns during the year in both lawn and garden control products and household control products.

Electric shaving and grooming product sales during Fiscal 2010 increased $32 million, or 14%, compared to Fiscal 2009 primarily due to increased sales within Europe of $25 million coupled with favorable foreign exchange translation of $5 million. The increase in Europe sales is a result of new product launches, pricing and promotions.

Electric personal care product sales during Fiscal 2010 increased $5 million, or 2%, when compared to Fiscal 2009. The increase of $5 million during Fiscal 2010 was attributable to favorable foreign exchange impacts of $2 million coupled with modest sales increases within Latin America and North America of $3 million and $1 million, respectively. These sales increases were partially offset by modest declines in Europe of $2 million.

Sales of portable lighting products in Fiscal 2010 increased $8 million, or 10%, compared to Fiscal 2009 as a result of increases in North America of $3 million coupled with favorable foreign exchange translation of $2 million. Sales of portable lighting products also increased modestly in both Europe and Latin America.

Small appliances contributed $238 million or 9% of total net sales for Fiscal 2010. This represents sales related to Russell Hobbs from the date of the consummation of the merger, June 16, 2010 through the close of the Fiscal 2010.

Gross Profit. Gross profit for Fiscal 2010 was $921 million versus $816 million for Fiscal 2009. Our gross profit margin for Fiscal 2010 decreased to 35.9% from 36.6% in Fiscal 2009. The decrease in our gross profit margin is primarily a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Upon the adoption of fresh-start reporting, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”), inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, we recognized $34 million in additional cost of goods sold during Fiscal 2010 compared to $16 million of additional cost of goods sold recognized in Fiscal 2009. The impact of the inventory revaluation was offset by lower Restructuring and related charges in Cost of goods sold during Fiscal 2010, which included $7 million of Restructuring and related charges whereas Fiscal 2009 included $13 million of Restructuring and related charges. The Restructuring and related charges incurred in Fiscal 2010 were primarily associated with cost reduction initiatives announced in 2009. The $13 million of Restructuring and related charges incurred in Fiscal 2009 primarily related to the shutdown of our Ningbo, China battery manufacturing facility. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for Fiscal 2010 totaled $753 million versus $659 million for Fiscal 2009. The $94 million increase in operating expenses for Fiscal 2010 versus Fiscal 2009 was partially driven by $38 million of Acquisition and integration related charges as a result of our combination with Russell Hobbs pursuant to the Merger. During Fiscal 2010 we also incurred $36 million of selling expense and $16 million of general and administrative expense incurred by Russell Hobbs, which is included in the Small Appliances segment, subsequent to the acquisition on June 16, 2010. Also included in Operating expenses for Fiscal 2010 was additional depreciation and amortization as a result of the revaluation of our long lived assets in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code and unfavorable foreign exchange translation of $7 million. This increase was partially offset by the non-recurrence of the non-cash impairment charge to certain long lived intangible assets of $34 million in Fiscal 2009 and lower Restructuring and related charges of approximately $15 million as $17 million of such charges were incurred in Fiscal 2010 compared to $32 million in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Income. Operating income of approximately $169 million was recognized in Fiscal 2010 compared to Fiscal 2009 operating income of $157 million. The increase in operating income is attributable to Small Appliances income of $13 million, increased sales in our remaining segments and the non-reoccurrence of the previously discussed non-cash impairment charge of $34 million in Fiscal 2009. This was partially offset by $39 million Acquisition and integration related charges incurred in Fiscal 2010 related to the Merger.

Segment Results. As discussed above in Item 1, Business, we manage our business in four reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; (iii) Home and Garden Business; and (iv) Small Appliances.

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

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 11, Segment Information, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Batteries & Personal Care

	2010	2009
	(in millions)
Net sales to external customers	$1,428	$1,335
Segment profit	$153	$165
Segment profit as a % of net sales	10.7%	12.4%
Assets as of September 30,	$1,629	$1,608

Segment net sales to external customers in Fiscal 2010 increased $93 million to $1,428 million from $1,335 million during Fiscal 2009, representing a 7% increase. Favorable foreign currency exchange translation impacted net sales in Fiscal 2010 by approximately $24 million in comparison to Fiscal 2009. Consumer battery sales for Fiscal 2010 increased to $866 million when compared to Fiscal 2009 sales of $819 million, primarily due to increased specialty battery sales of $26 million and increased alkaline battery sales of $6 million, coupled with favorable foreign exchange translation of $15 million. The $26 million increase in specialty battery sales is driven by growth in Latin America driven by the successfully leveraging our value proposition, that is, products that work as well as or better than our competitors, at a lower price. The $6 million increase in alkaline sales is driven by the increased sales in North America, attributable to an increase in market share, as consumers opt for our value proposition during the weakening economic conditions in the U.S, which was tempered by a decline in alkaline battery sales in Europe as we continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. We are continuing our efforts to promote profitable growth and therefore, expect to continue to exit certain low margin business as appropriate to create a more favorable mix of branded versus private label products. Net sales of electric shaving and grooming products in Fiscal 2010 increased by $32 million, a 14% increase, compare to Fiscal 2009. This increase was primarily due to an increase of $25 million in Europe, excluding foreign exchange translation, as a result of successful promotions and operational execution. Positive foreign exchange translation impacted net sales of electric shaving and grooming products in Fiscal 2010 by $5 million. Electric personal care sales increased by $5 million, an increase of 3%, over Fiscal 2009. Favorable foreign exchange translation impacted net sales by approximately $3 million. Excluding favorable foreign exchange, we experienced modest electric personal care product sales increases within all geographic regions. Net sales of portable lighting products for Fiscal 2010 increased to $88 million as compared to sales of $80 million for Fiscal 2009, an increase of 10%. The portable lighting product sales increase was primarily driven by favorable foreign exchange impact of $2 million, coupled with increased sales in North America of $3 million, driven by increased sales with a major customer as a result of new product introductions.

Segment profitability during Fiscal 2010 decreased to $153 million from $165 million in Fiscal 2009. Segment profitability as a percentage of net sales decreased to 10.7% in Fiscal 2010 compared to 12.4% in Fiscal 2009. The decrease in segment profitability during Fiscal 2010 was mainly attributable to a $19 million increase in cost of goods sold due to the revaluation of inventory coupled with approximately a $16 million increase in intangible asset amortization due to our adoption of fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. Offsetting this decrease to segment profitability was higher sales, as discussed above, and savings from our restructuring and related initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment assets at September 30, 2010 increased to $1,629 million from $1,608 million at September 30, 2009. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting, at September 30, 2010 decreased to $881 million from $909 million at September 30, 2009. The decrease is mainly due to amortization of definite lived intangible assets of $18 million and foreign exchange impacts of $10 million.

Foreign Currency Translation—Venezuela Impacts

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of our second quarter of Fiscal 2010, we determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for our Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods moved to an exchange rate of 4.3 to the U.S. dollar. Some of our imported products fall into the essential classification and qualify for the 2.6 rate; however, our overall results in Venezuela were reflected at the 4.3 rate expected to be applicable to dividend repatriations beginning in the second quarter of Fiscal 2010. As a result, we remeasured the local statement of financial position of our Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation. Based on actual exchange activity, we determined on September 30, 2010 that the most likely method of exchanging its Bolivar fuertes for U.S. dollars will be to formally apply with the Venezuelan government to exchange through commercial banks at the SITME rate specified by the Central Bank of Venezuela. The SITME rate as of September 30, 2010 was quoted at 5.3 Bolivar fuerte per U.S. dollar. Therefore, we changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2010 from the official non-essentials exchange rate to the 5.3 SITME rate in accordance with ASC 830, “Foreign Currency Matters” as it is the expected rate that exchanges of Bolivar fuerte to U.S. dollars will be settled. There is also an ongoing immaterial impact related to measuring our Venezuelan statement of operations at the new exchange rate of 5.3 to the U.S. dollar.

The designation of our Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1 million reduction to our operating income during Fiscal 2010. We also reported a foreign exchange loss in Other expense (income), net, of $10 million during Fiscal 2010.

Global Pet Supplies

	2010	2009
	(in millions)
Net sales to external customers	$561	$574
Segment profit	$56	$65
Segment profit as a % of net sales	9.9%	11.3%
Assets as of September 30,	$826	$867

Segment net sales to external customers in Fiscal 2010 decreased to $561 million from $574 million in Fiscal 2009, representing a decrease of $13 million or 2%. The $13 million decrease was attributable to lower aquatics sales of $11 million, lower specialty pet product sales of $6 million and favorable foreign exchange impacts of $3 million. The decrease in aquatics sales was primarily due to general softness in this category. The decrease in specialty pet product sales was driven by a distribution loss at a major retailer of certain dog shampoo products and the impact of a product recall.

Segment profitability in Fiscal 2010 decreased to $56 million from $65 million in Fiscal 2009. Segment profitability as a percentage of sales in Fiscal 2010 also decreased to 9.9% from 11.3% during Fiscal 2009. This decrease in segment profitability and profitability margin was primarily attributable to an increase in cost of goods sold due to the revaluation of inventory and the increase in intangible asset amortization in accordance with SFAS 141, as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. The decrease in Fiscal 2010 segment profitability was tempered by improved pricing and lower manufacturing and operating costs as a result of our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment assets as of September 30, 2010 decreased to $826 million from $867 million at September 30, 2009. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting, decreased to $589 million at September 30, 2010 from $618 million at September 30, 2009. The decrease is mainly due to amortization of definite lived intangible assets of $15 million and foreign exchange impacts of $14 million.

Home and Garden Business

	2010	2009
	(in millions)
Net sales to external customers	$341	$322
Segment profit	$51	$42
Segment profit as a % of net sales	14.9%	13.0%
Assets as of September 30,	$494	$504

Segment net sales to external customers of home and garden control products during Fiscal 2010 versus Fiscal 2009 increased $19 million, or 6%, driven by incentives to retailers and promotional campaigns during the year in both lawn and garden control products and household control products.

Segment profitability in Fiscal 2010 increased to $51 million compared to $42 million in Fiscal 2009. Segment profitability as a percentage of sales in Fiscal 2010 increased to 14.9% from 13.0% in Fiscal 2009. This increase in segment profitability was attributable to savings from our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 14, Restructuring and Related Charges, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges. The increase in profitability during Fiscal 2010 was tempered by a $2 million increase in cost of goods sold due to the revaluation of inventory and increased intangible asset amortization due to the revaluation of our customer relationships in accordance with SFAS 141 as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code.

Segment assets as of September 30, 2010 decreased to $494 million from $504 million at September 30, 2009. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting, at September 30, 2010 decreased to $410 million from $419 million at September 30, 2009. The decrease of $9 million is driven by amortization associated with definite lived intangible assets.

Small Appliances

	2010	2009
	(in millions)
Net sales to external customers	$238	$—
Segment profit	$13	$—
Segment profit as a % of net sales	5.5%	—
Assets as of September 30,	$863	$—

Segment net sales to external customers in Fiscal 2010 were $238 million. This represents sales related to Russell Hobbs from the date of the consummation of the Merger, June 16, 2010 through the close of Fiscal 2010.

Segment profitability in Fiscal 2010 was $13 million, which includes an increase to Cost of goods sold as a result of the inventory write-up in conjunction with the Merger in accordance with ASC Topic 805: “Business Combinations,” (“ASC 805”). This represents segment profit from the operations of Russell Hobbs from the date of the consummation of the Merger, June 16, 2010 through the close of Fiscal 2010.

ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a valuation of the assets and liabilities of Russell Hobbs at June 16, 2010. See Note 15, Acquisitions, of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the assets acquired in the Merger. Segment assets at September 30, 2010 were $863 million. At September 30, 2010 goodwill and intangible assets recorded in connection with the Merger totaled $489 million.

Corporate Expense. Our corporate expense in Fiscal 2010 increased to $41 million from $34 million in Fiscal 2009. Our corporate expense as a percentage of consolidated net sales in Fiscal 2010 increased slightly to 1.6% from 1.5%. The increase is primarily due to stock compensation expense of $17 million in Fiscal 2010 compared to $3 million of stock compensation expense in Fiscal 2009.

Restructuring and Related Charges. See Note 14, Restructuring and Related Charges, of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in Fiscal 2010 and Fiscal 2009 (in millions):

	2010	2009
Costs included in cost of goods sold:
Latin America Initiatives:
Termination benefits	$—	$0.2
Global Realignment Initiatives:
Termination benefits	0.2	0.3
Other associated costs	(0.1)	0.9
Ningbo Exit Plan:
Termination benefits	—	0.9
Other associated costs	2.1	8.6
Global Cost Reduction Initiatives:
Termination benefits	2.6	0.2
Other associated costs	2.3	2.3

Total included in cost of goods sold	$7.1	$13.4

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$—	$2.3
Other associated costs	—	0.3
European Initiatives:
Termination benefits	(0.1)	—
Global Realignment Initiatives:
Termination benefits	5.4	7.1
Other associated costs	(1.9)	3.5
Ningbo Exit Plan:
Other associated costs	—	1.3
Global Cost Reduction Initiatives:
Termination benefits	4.3	6.6
Other associated costs	9.3	11.3

Total included in operating expenses	$17.0	$32.4

Total restructuring and related charges	$24.1	$45.8

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $4 million and $11 million of pretax restructuring and related charges during Fiscal 2010 and Fiscal 2009, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2011, relate primarily to severance and are projected at approximately $89 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo Baowang China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded approximately $2 million and $11 million of pretax restructuring and related charges during Fiscal 2010 and Fiscal 2009, respectively, in connection with the Ningbo Exit Plan. We have recorded pretax and restructuring and related charges of approximately $29 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $18 million and $20 million of pretax restructuring and related charges during Fiscal 2010 and Fiscal 2009, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through March 31, 2014, are projected at approximately $65 million.

Acquisition and integration related charges. Acquisition and integration related charges reflected in Operating expenses include, but are not limited to transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Merger of Russell Hobbs. We incurred $38 million of Acquisition and integration related charges during Fiscal 2010, which consisted of the following: (i) $25 million of legal and professional fees; (ii) $10 million of employee termination charges; and (iii) $4 million of integration costs.

Goodwill and Intangibles Impairment. ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2010 and 2009, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $34 million in Fiscal 2009. The $34 million non-cash pretax impairment charge incurred in Fiscal 2009 reflects trade name intangible asset impairments of the following: $18 million related to Global Pet Supplies; $15 million related to the Global Batteries and Personal Care segment; and $1 million related to the Home and Garden Business. See Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on this impairment charge.

Interest Expense. Interest expense in Fiscal 2010 increased to $277 million from $190 million in Fiscal 2009. The increase was driven primarily by the following unusual items: (i) $55 million representing the write-off of the unamortized portion of discounts and premiums related to debt that was paid off in conjunction with our refinancing, a non-cash charge; (ii) $13 million related to bridge commitment fees while we were refinancing our debt; (iii) $7 million representing the write-off of the unamortized debt issuance costs related to debt that was paid off, a non-cash charge; (iv) $4 million related to a prepayment premium; and (v) $3 million related to the termination of a Euro-denominated interest rate swap.

Reorganization Items. During Fiscal 2010, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items expense (income), net of approximately $4 million, which primarily consisted of legal and professional fees. During Fiscal 2009 Old Spectrum recorded Reorganization items expense (income), net, which represents a gain of approximately $(1,143) million. Reorganization items expense (income), net included the following: (i) gain on cancellation of debt of $(147) million; (ii) gains in connection with fresh-start reporting adjustments of $(1,088) million; (iii) legal and professional fees of $75 million; (iv) write off deferred financing costs related to the Senior Subordinated Notes of $11 million; and (v) a provision for rejected leases of $6 million. During Fiscal 2009, New Spectrum recorded Reorganization items expense (income), net which represents expense of $4 million related to professional fees. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to our reorganization under Chapter 11 of the Bankruptcy Code.

Income Taxes. Our effective tax rate on income from continuing operations was approximately (50.9)% for Fiscal 2010. Our effective tax rate on losses from continuing operations is approximately 2.0% for Old Spectrum and (256)% for New Spectrum during Fiscal 2009. The primary drivers of the effective rate as compared to the U.S. statutory rate of 35% for Fiscal 2010 include tax expense recorded for an increase in the valuation allowance associated with our net U.S. deferred tax asset.

As of September 30, 2010, we have U.S. federal and state net operating loss carryforwards of approximately $1,087 million and $936 million, respectively. These net operating loss carryforwards expire through years ending in 2031, and we have foreign loss carryforwards of approximately $195 million, which will expire beginning in 2011. Certain of the foreign net operating losses have indefinite carryforward periods. We are subject to an annual limitation on the use of our U.S. net operating losses that arose prior to our emergence from bankruptcy. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject our U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. In addition, separate return year limitations apply to limit our utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. Based on these factors, we project that $296 million of the total U.S. federal and $463 million of the state net operating loss will expire unused. In addition, we project that $38 million of the total foreign net operating loss carryforwards will expire unused. We have provided a full valuation allowance against these deferred tax assets.

We recognized income tax expense of approximately $124 million related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. This adjustment, net of a change in valuation allowance is embedded in Reorganization items expense (income), net. We have, in accordance with IRC Section 108, reduced our net operating loss carryforwards for cancellation of debt income that arose from our emergence from Chapter 11 of the Bankruptcy Code under IRC Section 382 (1)(6).

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate.

Our total valuation allowance established for the tax benefit of deferred tax assets that may not be realized is approximately $331 million at September 30, 2010. Of this amount, approximately $300 million relates to U.S. net deferred tax assets and approximately $31 million relates to foreign net deferred tax assets. In connection with the Merger, we established an additional valuation allowance of approximately $104 million related to acquired net deferred tax assets as part of acquisition accounting. In 2009, Old Spectrum recorded a reduction in the valuation allowance against the U.S. net deferred tax asset exclusive of indefinite lived intangible assets primarily as a result of utilizing net operating losses to offset the gain on settlement of liabilities subject to compromise and the impact of the fresh start reporting adjustments. New Spectrum recorded a reduction in the domestic valuation allowance of $47 million as a reduction to goodwill as a result of New Spectrum income. Our total valuation allowance established for the tax benefit of deferred tax assets that may not be realized is approximately $133 million at September 30, 2009. Of this amount, approximately $109 million relates to U.S. net deferred tax assets and approximately $24 million relates to foreign net deferred tax assets. We recorded a non-cash deferred income tax charge of approximately $257 million related to a valuation allowance against U.S. net deferred tax assets during Fiscal 2008. Included in the total is a non-cash deferred income tax charge of approximately $4 million related to an increase in the valuation allowance against our net deferred tax assets in China in connection with the Ningbo Exit Plan. We also determined that a valuation allowance was no longer required in Brazil and thus recorded a $31 million benefit to reverse the valuation allowance previously established. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, is approximately $496 million at September 30, 2008. Of this amount, approximately $468 million relates to U.S. net deferred tax assets and approximately $28 million relates to foreign net deferred tax assets.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2009 we recorded a non- cash pretax impairment charge of approximately $34 million. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of approximately $13 million. See “Goodwill and Intangibles Impairment” above, as well as Note 3(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges.

In addition, our income tax provision for the year ended September 30, 2010 reflects the correction of a prior period error which increases our income tax provision by approximately $6 million.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As a result, we recognized no cumulative effect adjustment at the time of adoption. As of September 30, 2010 and September 30, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $13 million and $8 million, respectively. See Note 8, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Discontinued Operations. On November 5, 2008, the board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 9, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business. The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2010 and Fiscal 2009, respectively (in millions):

	2010	2009
Net sales	$—	$31.3

Loss from discontinued operations before income taxes	$(2.5)	$(90.9)
Provision for income tax benefit	0.2	(4.5)

	2010	2009
Loss from discontinued operations, net of tax	$(2.7)	$(86.4)

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Fiscal 2009, when referenced within this Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K, includes the combined results of Old Spectrum for the period from October 1, 2008 through August 30, 2009 and New Spectrum for the period from August 31, 2009 through September 30, 2009.

Highlights of consolidated operating results

During Fiscal 2009 and Fiscal 2008, we have presented the growing products portion of the Home and Garden Business as discontinued operations. During Fiscal 2008 we have presented the Canadian division of the Home and Garden Business as discontinued operations. Our board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. The Canadian division of the Home and Garden Business was sold on November 1, 2007. See Note 9, Discontinued Operations of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the shutdown of the growing products portion of the Home and Garden Business and the sale of the Canadian division of the Home and Garden Business. As a result, and unless specifically stated, all discussions regarding Fiscal 2009 and Fiscal 2008 only reflect results from our continuing operations.

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

Pet supplies product sales during Fiscal 2009 decreased $25 million, or 4%, compared to Fiscal 2008. The decrease of $25 million is primarily attributable to decreased aquatics sales of $27 million coupled with unfavorable foreign exchange impacts of $11 million. These decreases were partially offset by increases of $13 million within specialty pet products. The decrease in aquatics sales of $27 million during Fiscal 2009 was attributable to declines in the U.S., Europe and Pacific Rim of $14 million, $10 million and $3 million, respectively. The declines in the U.S. were a result of decreased sales of large equipment, such as aquariums, driven by softness in this product category due to the macroeconomic slowdown as we maintained our market share in the category. The declines in Europe were due to inventory de-stocking at retailers and weak filtration product sales, both a result of the slowdown in economic conditions. The declines the Pacific Rim were also a result of the slowdown in economic conditions. The increase of $13 million in specialty pet products is a result of increased sales of our Dingo brand dog treats coupled with price increases on select products, primarily in the U.S.

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

Electric shaving and grooming product sales during Fiscal 2009 decreased $22 million, or 9%, compared to Fiscal 2008 primarily due to unfavorable foreign exchange translation of $19 million. The decline of $3 million, excluding unfavorable foreign exchange, was due to a $7 million decrease of sales within North America, which was partially offset by slight increases within Europe and Latin America of $3 million and $1 million, respectively. The decreased sales of electric shaving and grooming products within North America were a result of delayed inventory stocking at certain of our major customers for the 2009 holiday season which in turn resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. We anticipate the first quarter sales of Fiscal 2010 to be positively impacted versus our historical results due to this delay. The increases within Europe and Latin America were driven by new product launches, pricing and promotions.

Electric personal care product sales during Fiscal 2009 decreased $20 million, or 9%, when compared to Fiscal 2008. The decrease of $20 million during Fiscal 2009 was attributable to unfavorable foreign exchange impacts of $24 million and declines in North America of $7 million. These decreases were partially offset by increases within Europe and Latin America of $8 million and $3 million, respectively. Similar to our electric shaving and grooming products sales, the decreased sales of electric personal care products within North America was a result of delayed holiday inventory stocking by our customers which in turn resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. We expect the first quarter sales of Fiscal 2010 to be positively impacted versus our historical results due to this delay. The increased sales within Europe and Latin America were a result of successful product launches, mainly in women’s hair care.

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

Gross Profit. Gross profit for Fiscal 2009 was $817 million versus $920 million for Fiscal 2008. Our gross profit margin for Fiscal 2009 decreased slightly to 36.6% from 37.9% in Fiscal 2008. Gross profit was lower in Fiscal 2009 due to unfavorable foreign exchange impacts of $58 million. As a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”), inventory balances were revalued as of August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, New Spectrum recognized $16 million in additional cost of goods sold in Fiscal 2009. The remaining $33 million of the inventory revaluation was recorded during the first quarter of Fiscal 2010. These inventory revaluation adjustments are non-cash charges. In addition, in connection with our adoption of fresh-start reporting, and in accordance with ASC 852, we revalued our property, plant and equipment as of August 30, 2009 which resulted in an increase to such assets of $34 million. As a result of the revaluation of property, plant and equipment, during Fiscal 2009 we incurred an additional $2 million of depreciation charges within cost of goods sold. We anticipate higher cost of goods sold in future years as a result of the revaluation of our property, plant and equipment. Furthermore, as a result of emergence from Chapter 11 of the Bankruptcy Code, we anticipate lower interest costs in future years which should enable us to invest more in capital expenditures into our business and, as a result, such higher future capital spending would also increase our depreciation expense in future years. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to our reorganization under Chapter 11 of the Bankruptcy Code and fresh-start reporting. Offsetting the unfavorable impacts to our gross margin, we incurred $13 million of Restructuring and related charges, within Costs of goods sold, during Fiscal 2009, compared to $16 million in Fiscal 2008. The $13 million in Fiscal 2009 primarily related to the 2009 Cost Reduction Initiatives and the Ningbo Exit Plan, while the Fiscal 2008 charges were primarily related to the Ningbo Exit Plan. See “Restructuring and Related Charges” below, as well as

Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for Fiscal 2009 totaled $659 million versus $1,605 million for Fiscal 2008. This $946 million decrease in operating expenses for Fiscal 2009 versus Fiscal 2008 was primarily driven by lower impairment charges recorded in Fiscal 2009 versus Fiscal 2008. During Fiscal 2009 we recorded non-cash impairment charges of $34 million versus $861 million of non-cash impairment charges recorded in Fiscal 2008. The Fiscal 2009 impairment charges related to the write down of the carrying value of indefinite-lived intangible assets to fair value while the Fiscal 2008 impairment charges related to the write down of the carrying value of goodwill and indefinite-lived intangible assets to fair value. These impairment charges were recorded in accordance with both ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) and ASC Topic 360: “Property, Plant and Equipment,” (“ASC 360”). See “Goodwill and Intangibles Impairment” below, as well as Note 3(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges. The decrease in operating expenses in Fiscal 2009 versus Fiscal 2008 is also attributable to the positive impact related to foreign exchange of $37 million in Fiscal 2009 coupled with the non-recurrence of a charge in Fiscal 2008 of $18 million associated with the depreciation and amortization related to the assets of the Home and Garden Business incurred as a result of our reclassification of the Home and Garden Business from discontinued operations to continuing. See “Introduction” above and “Segment Results—Home and Garden” below, as well as Note 1, Description of Business, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the reclassification of the Home and Garden Business. Tempering the decrease in operating expenses from Fiscal 2008 to Fiscal 2009 was an increase in restructuring and related charges. Restructuring and related charges included in operating expenses were $32 million in Fiscal 2009 and $23 million in Fiscal 2008. The Fiscal 2009 Restructuring and related charges are primarily attributable to the 2009 Cost Reduction Initiatives, while the Fiscal 2008 charges are primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Income (Loss). Operating income of approximately $157 million was recognized in Fiscal 2009 compared to an operating loss in Fiscal 2008 of $685 million. The change in operating income (loss) is directly attributable to the impact of the previously discussed non-cash impairment charge of $34 million in Fiscal 2009 compared to the non-cash impairment charge of $861 million during Fiscal 2008.

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

Segment net sales to external customers in Fiscal 2009 decreased $159 million to $1,335 million from $1,494 million during Fiscal 2008, representing an 11% decrease. Unfavorable foreign currency exchange translation impacted net sales in Fiscal 2009 by approximately $118 million in comparison to Fiscal 2008. Consumer battery sales for Fiscal 2009 decreased to $819 million when compared to Fiscal 2008 sales of $916 million, principally due to a negative foreign currency impact of $70 million coupled with a decline in zinc carbon battery sales of $32 million. The $32 million decrease in zinc carbon batteries is primarily concentrated in Latin America, as Latin American sales were down $35 million in Fiscal 2009 compared to Fiscal 2008 as a result of a slowdown in economic conditions and inventory de-stocking at retailers mainly in Brazil. Excluding the impact of foreign currency exchange translation, sales of alkaline batteries increased $5 million as we experienced gains in North America of $37 million, which were offset by declines within Europe and Latin America of $17 million and $15 million, respectively. The increased alkaline battery sales in North America were driven by an increase in market share, as consumers opt for our value proposition during the weakening economic conditions in the U.S. The decreased alkaline battery sales in Europe were the result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. We are continuing our efforts to promote profitable growth and therefore, expect to continue to exit certain low margin business as appropriate to create a more favorable mix of branded versus private label products. The decrease in Latin American alkaline battery sales was again due to the slowdown in economic activity coupled with inventory de-stocking at retailers mainly in Brazil. Net sales of electric shaving and grooming products in Fiscal 2009 decreased by $21 million, or 8%, primarily as a result of negative foreign exchange impacts of $19 and declines in North America of $7 million. These declines were partially offset by increases within Europe and Latin America of $3 million and $2 million, respectively. The declines within North America are primarily attributable to delayed inventory stocking at certain of our major customers for the 2009 holiday season which in turn has resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. The slight increases in Europe and Latin America are a result of successful new product launches. Electric personal care sales decreased by $20 million, a decrease of 9% over Fiscal 2008. Unfavorable foreign exchange translation impacted net sales by approximately $24 million. Excluding unfavorable foreign exchange, we experienced an increase of $4 million within electric personal care products. Europe and Latin America increased $8 million and $3 million, respectively, while North American electric personal care product sales decreased $8 million. Similar to our electric shaving and grooming products sales, the decreased sales of electric personal care products within North America was a result of delayed holiday inventory stocking at certain of our customers which in turn resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. The increased sales within Europe and Latin America were due to strong growth in our women’s hair care products. Net sales of portable lighting products for Fiscal 2009 decreased to $80 million as compared to sales of $100 million for Fiscal 2008. The portable lighting product sales decrease was driven by unfavorable foreign exchange impact of $5 million, coupled with declines in sales in North America, Europe and Latin America of $9 million, $3 million and $2 million, respectively. The decrease across all regions was driven by softness in the portable lighting products category as a result of the global economic slowdown.

Segment profitability in Fiscal 2009 increased slightly to $165 million from $163 million in Fiscal 2008. Segment profitability as a percentage of net sales increased to 12.4% in Fiscal 2009 as compared with 10.9% in Fiscal 2008. The increase in segment profitability during Fiscal 2009 was primarily the result of cost savings from the Ningbo Exit Plan and our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges. Tempering the increase in segment profitability were decreased sales during Fiscal 2009 as compared to Fiscal 2008 which was primarily driven by unfavorable foreign exchange and softness in certain product categories due to the global economic slowdown. In addition, as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141, inventory balances were revalued as of August 30, 2009 resulting in an increase in such Global Batteries & Personal Care inventory balances of $27 million. As a result of the inventory revaluation, Global Batteries & Personal Care recognized $10 million in additional cost of goods sold in Fiscal 2009. The remaining $17 million of the inventory revaluation was recorded during the first quarter of Fiscal 2010. See “Net Sales” above for further discussion on our Fiscal 2009 sales.

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

Segment net sales to external customers in Fiscal 2009 decreased to $574 million from $599 million in Fiscal 2008, representing a decrease of $25 million, or 4%. Unfavorable foreign currency exchange translation impacted net sales in Fiscal 2009 compared to Fiscal 2008 by approximately $11 million. Worldwide aquatic sales for Fiscal 2009 decreased to $360 million when compared to sales of $398 million in Fiscal 2008. The decrease in worldwide aquatic sales was a result of unfavorable foreign exchange impacts of $11 million coupled with declines of $14 million, $10 million and $3 million in the United States, Europe and the Pacific Rim, respectively. The declines in the U.S. were a result of decreased sales of large equipment, primarily aquariums, due to the slowdown in economic conditions. The declines in Europe were due to inventory de-stocking at retailers and the poor weather season, which impacted our outdoor pond product sales. The declines the Pacific Rim were as a result of the slowdown in economic conditions. Companion animal net sales increased to $214 million in Fiscal 2009 compared to $201 million in Fiscal 2008, an increase of $13 million, or 6%. We continued to see strong growth, and foresee further growth in Fiscal 2010, in companion animal related product sales in the U.S., driven by our Dingo brand dog treats, coupled with increased volume in Europe and the Pacific Rim associated with the continued introductions of companion animal products.

Segment profitability in Fiscal 2009 decreased slightly to $65 million from $69 million in Fiscal 2008. Segment profitability as a percentage of sales in Fiscal 2009 also decreased slightly to 11.3% from 11.5% during Fiscal 2008. This decrease in segment profitability and profitability margin was primarily due to decreased sales, as discussed above, coupled with increases in cost of goods sold driven by higher input costs, which negatively impacted margins, as price increases lagged behind such cost increases. Tempering the decrease in profitability and profitability margin were lower operating expenses, principally selling related expenses. In addition, as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141, inventory balances were revalued as of August 30, 2009 resulting in an increase in such Global Pet Supplies inventory balances of $19 million. As a result of the inventory revaluation, Global Pet Supplies recognized $5 million in additional cost of goods sold in Fiscal 2009. The remaining $14 million of the inventory revaluation was recorded during the first quarter of Fiscal 2010.

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

Segment profitability in Fiscal 2009 increased to $42 million from $29 million in Fiscal 2008. Segment profitability as a percentage of sales in Fiscal 2009 increased to 13.0% from 8.7% in Fiscal 2008. The increase in segment profit for Fiscal 2009 was the result of declining commodity costs associated with our lawn and garden control products and the non-recurrence of a charge incurred during Fiscal 2008 of approximately $11 million that related to depreciation and amortization expense related to Fiscal 2007. From October 1, 2006 through December 30, 2007, the Home and Garden Business was designated as discontinued operations. In accordance with generally excepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. As a result of our reclassification of that business to a continuing operation we recorded a catch-up of depreciation and amortization expense, which totaled $14 million, for the five quarters during which this business was designated as discontinued operations. In addition, as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141, inventory balances were revalued as of August 30, 2009 resulting in an increase in such Home and Garden inventory balances of $3 million. As a result of the inventory revaluation, Home and Garden recognized $1 million in additional cost of goods sold in Fiscal 2009. The remaining $2 million of the inventory revaluation was recorded during the first quarter of Fiscal 2010.

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

Corporate Expense. Our corporate expense in Fiscal 2009 decreased to $34 million from $45 million in Fiscal 2008. Our corporate expense as a percentage of consolidated net sales in Fiscal 2009 decreased to 1.5% from 1.9%. The decrease in expense is partially a result of the non-recurrence of a $9 million charge incurred in Fiscal 2008 to write off professional fees incurred in connection with the termination of substantive negotiations with a potential purchaser of our Global Pet Supplies business.

Restructuring and Related Charges. See Note 14, Restructuring and Related Charges of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

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

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 12, Segment Results, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion on the realignment of our operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $11 million and $20 million of pretax restructuring and related charges during Fiscal 2009 and Fiscal 2008, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives relate primarily to severance.

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

Goodwill and Intangibles Impairment. ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2009 and 2008, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $34 million and $861 million in Fiscal 2009 and Fiscal 2008, respectively. The $34 million non-cash pretax impairment charge incurred in Fiscal 2009 reflects trade name intangible asset impairments of the following: $18 million related to Global Pet Supplies; $15 million related to the Global Batteries and Personal Care segment; and $1 million related to the Home and Garden Business. The $861 million non-cash pretax impairment charge incurred in Fiscal 2008 reflects $602 million related to the impairment of goodwill and $265 million related to the impairment of trade name intangible assets. Of the $602 million goodwill impairment; $426 million was associated with our Global Pet Supplies segment, $160 million was associated with the Home and Garden Business and $16 million was associated with our Global Batteries and Personal Care segment. Of the $265 million trade name intangible assets impairment; $98 million was within our Global Pet Supplies segment, $86 million was within our Global Batteries and Personal Care segment and $81 million was within the Home and Garden segment. See Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

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

As of September 30, 2009, we had U.S. federal and state net operating loss carryforwards of approximately $598 and $643 million, respectively, which will expire between 2010 and 2029, and we have foreign net operating loss carryforwards of approximately $138 million, which will expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2008 we had U.S. federal, foreign and state net operating loss carryforwards of approximately $960, $854 and $142 million, respectively, which, at that time, were scheduled to expire between 2009 and 2028. Certain of the foreign net operating losses have indefinite carryforward periods. We are subject to an annual limitation on the use of our net operating losses that arose prior to its emergence from bankruptcy. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject us to U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Based on these factors, we project that $149 million of the total U.S. federal and $311 million of the state net operating loss will expire unused. We have provided a full valuation allowance against the deferred tax asset.

We recognized income tax expense of approximately $124 million related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. This adjustment, net of a change in valuation allowance is embedded in Reorganization items expense (income), net. We intend to reduce our net operating loss carryforwards for any cancellation of debt income in accordance with IRC Section 108 that arises from our emergence from Chapter 11 of the Bankruptcy Code under IRC Section 382 (1)(6).

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. In 2009, Old Spectrum recorded a reduction in the valuation allowance against the U.S. net deferred tax asset exclusive of indefinite lived intangible assets primarily as a result of utilizing net operating losses to offset the gain on settlement of liabilities subject to compromise and the impact of the fresh start reporting adjustments. New Spectrum recorded a reduction in the domestic valuation allowance of $47 million as a reduction to goodwill as a result of the recognition of pre-fresh start deferred tax assets to offset New Spectrum income. Our total valuation allowance established for the tax benefit of deferred tax assets that may not be realized was approximately $133 million at September 30, 2009. Of this amount, approximately $109 million relates to U.S. net deferred tax assets and approximately $24 million related to foreign net deferred tax assets. We recorded a non-cash deferred income tax charge of approximately $257 million related to a valuation allowance against U.S. net deferred tax assets during Fiscal 2008. Included in the total is a non-cash deferred income tax charge of approximately $4 million related to an increase in the valuation allowance against our net deferred tax assets in China in connection with the Ningbo Exit Plan. We also determined that a valuation allowance was no longer required in Brazil and thus recorded a $31 million benefit to reverse the valuation allowance previously established. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $496 million at September 30, 2008. Of this amount, approximately $468 million related to U.S. net deferred tax assets and approximately $28 million related to foreign net deferred tax assets.

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

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted this provision on October 1, 2007. As a result of the adoption, we recognized no cumulative effect adjustment. As of September 30, 2009, August 30, 2009 and September 30, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods is $8 million, $8 million and $7 million, respectively. See Note 8, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Discontinued Operations. On November 5, 2008, the board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 9, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business. The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2009 and Fiscal 2008, respectively (in millions):

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

On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and was used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our received proceeds by approximately $1 million. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit. Accordingly, the presentation herein of the results of continuing operations excludes the Canadian division of the Home and Garden Business for all periods presented. See Note 9, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the sale of the Canadian division of the Home and Garden Business.

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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $57 million during Fiscal 2010 compared to $77 million during Fiscal 2009. Cash provided by operating activities from continuing operations was $69 million during Fiscal 2010 compared to $98 million during Fiscal 2009. The $29 million decrease in cash provided by operating activities was primarily due to payments of $47 million related to professional fees from our Bankruptcy Filing and $25 million of payments related to the Merger. This was partially offset by an increase in income from continuing operations after adjusting for non-cash items of $40 million in Fiscal 2010 compared to Fiscal 2009. Cash used by operating activities from discontinued operations was $11 million in Fiscal 2010 compared to a use of $22 million in Fiscal 2009. The operating activities of discontinued operations were related to the growing products portion of the Home and Garden Business. See “Discontinued Operations,” above, as well as Note 9, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

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

Investing Activities. Net cash used by investing activities was $43 million for Fiscal 2010. For Fiscal 2009 investing activities used cash of $20 million. The $23 million increase in cash used in Fiscal 2010 was primarily due to a $30 million increase of capital expenditures during Fiscal 2010 and payments related to the Russell Hobbs Merger, net of cash acquired from Russell Hobbs. These items were partially offset by $9 million of cash paid in Fiscal 2009 related to performance fees from the Microlite acquisition.

Debt Financing Activities

In connection with the Merger, we (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of the $750 million Term Loan, (ii) issued $750 million in aggregate principal amount of 9.5% Notes and (iii) entered into the $300 million ABL Revolving Credit Facility. The proceeds from the Senior Secured Facilities were used to repay our then-existing senior term credit facility (the “Prior Term Facility”) and our then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

The Senior Credit Agreement contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we and our domestic subsidiaries have guaranteed their respective obligations under the Senior Credit Agreement and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

The Term Loan was issued at a 2.00% discount and was recorded net of the $15 million amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Senior Credit Agreement. During Fiscal 2010, we recorded $26 million of fees in connection with the Senior Credit Agreement. The fees are classified as Debt issuance costs and will be amortized as an adjustment to interest expense over the remaining life of the Senior Credit Agreement.

At September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $750 million.

At September 30, 2009, the aggregate amount outstanding under the Prior Term Facility totaled a U.S. Dollar equivalent of $1,391 million, consisting of principal amounts of $973 million under the U.S. Dollar Term B Loan, €255 million under the Euro Facility ($372 million at September 30, 2009) as well as letters of credit outstanding under the L/C Facility totaling $46 million.

At September 30, 2010, we were in compliance with all covenants under the Senior Credit Agreement.

9.5% Notes

At September 30, 2010, we had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018.

We may redeem all or a part of the 9.5% Notes, upon not less than 30 or more than 60 days notice at specified redemption prices. Further, the indenture governing the 9.5% Notes (the “2018 Indenture”) requires us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

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

At September 30, 2010, we were in compliance with all covenants under the 2018 Indenture.

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10 million amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, we recorded $21 million of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs and will be amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, we issued $218 million in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at our option, we may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, we agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility we are no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. Effective with the payment date of August 28, 2010 we gave notice to the trustee that the interest payment due February 28, 2011 would be made in cash. During Fiscal 2010, we reclassified $27 million of accrued interest from Other long term liabilities to principal in connection with the PIK provision of the 12% Notes.

We may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes requires us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

At September 30, 2010 and September 30, 2009, we had outstanding principal of $245 million and $218 million, respectively, under the 12% Notes.

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

At September 30, 2010, we were in compliance with all covenants under the 12% Notes. We, however, are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in our ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect our inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing businesses, although no assurance can be given in this regard.

In connection with the Merger, we obtained the consent of the note holders to certain amendments to the 2019 Indenture (collectively, the “Supplemental Indenture”). The Supplemental Indenture became effective upon the closing of the Merger. Among other things, the Supplemental Indenture amended the definition of change in control to exclude Harbinger Master Fund and Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Special Fund”) and, together with Harbinger Master Fund, the “HCP Funds”) and Global Opportunities Breakaway Ltd. (together with the HCP Funds, the “Harbinger Parties”), and their affiliates, including Harbinger Group, Inc., and increased the Company’s ability to incur indebtedness up to $1,850 million.

During Fiscal 2010 we recorded $3 million of fees in connection with the consent. The fees are classified as Debt issuance costs and will be amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

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

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of us and our subsidiaries’, restructuring costs, and other general corporate purposes.

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

At September 30, 2010, we were in compliance with all covenants under the ABL Credit Agreement.

During Fiscal 2010 we recorded $10 million of fees in connection with the ABL Revolving Credit Facility. The fees are classified as Debt issuance costs and will be amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2010, we had aggregate borrowing availability of approximately $225 million, net of lender reserves of $29 million.

At September 30, 2010, we had an aggregate amount outstanding under the ABL Revolving Credit Facility of $37 million for outstanding letters of credit of $37 million.

At September 30, 2009, we had an aggregate amount outstanding under our then-existing asset based revolving loan facility of $84 million which included a supplemental loan of $45 million and $6 million in outstanding letters of credit.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $71 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless we elect to make such payments in cash. Effective with the payment date of August 28, 2010, we elected to make the semi-annual interest payment scheduled for February 28, 2011 in cash. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at September 30, 2010, we estimate annual interest payments of approximately $61 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.75% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility.

Equity Financing Activities. During Fiscal 2010, we granted approximately 0.9 million shares of restricted stock. Of these grants, 0.3 million restricted stock units were granted in conjunction with the Merger and are time-based and vest over a one year period. The remaining 0.6 million shares are restricted stock grants primarily vest over a two year period. The total market value of the restricted shares on the date of the grant was approximately $23 million. During Fiscal 2009, Old Spectrum granted approximately 0.2 million shares of restricted stock. Of these grants, approximately 18% of the shares were time-based and vest on a pro rata basis over a three year period and 82% of the shares were performance-based and vest upon achievement of certain performance goals. All vesting dates were subject to the recipient’s continued employment with us. The total market value of the restricted stock on the date of the grant was approximately $0.1 million which has been recorded as unearned restricted stock compensation. On the Effective Date, all of the existing common stock of Old Spectrum was extinguished and deemed cancelled. Subsequent to September 30, 2009, we granted an aggregate of approximately 0.6 million shares of restricted common stock of New Spectrum to certain employees and non-employee directors. All such shares are subject to time-based vesting. All vesting dates are subject to the recipient’s continued employment, or service as a director, with us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Statements of Financial Position included in this Annual Report on Form 10-K, such as pension obligations. See Note 10, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
Debt:
Debt, excluding capital lease obligations	$20	$35	$39	$39	$39	$1,587	$1,759
Capital lease obligations(1)	1	1	1	1	1	7	12

	21	36	40	40	40	1,594	1,771
Operating lease obligations	35	33	27	19	15	49	178

Total Contractual Obligations	$56	$69	$67	$59	$55	$1,643	$1,949

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2010, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
Letters of credit	$48	$2	$—	$—	$—	$3	$53

Total Other Commercial Commitments	$48	$2	$—	$—	$—	$3	$53

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

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2010, Fiscal 2009 and Fiscal 2008, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded no impairment charges in Fiscal 2010 and non-cash pretax impairment charges of $34 million and $861 million in Fiscal 2009 and Fiscal 2008, respectively. The $34 million impairment charge incurred in Fiscal 2009 reflects an impairment of trade name intangible assets consisting of the following: (i) $18 million related to the Global Pet Supplies Business; (ii) $15 million related to the Global Batteries and Personal Care segment; and (iii) $1 million related to the Home and Garden Business. The $861 million impairment charge incurred in Fiscal 2008 reflects impaired goodwill of $602 million and impaired trade name intangible assets of $265 million. The $602 million of impaired goodwill consisted of the following: (i) $426 million associated with our Global Pet Supplies reportable segment; (ii) $160 million associated with the Home and Garden Business; and (iii) $16 million related to our Global Batteries & Personal Care reportable segment. The $265 million of impaired trade name intangible assets consisted of the following: (i) $86 million related to our Global Batteries & Personal Care reportable segment; (ii) $98 million related to Global Pet Supplies; and (iii) $81 million related to the Home and Garden Business. Future cash expenditures will not result from these impairment charges.

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

In accordance with ASC 740, we establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, by individual tax jurisdictions. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC 740, during each reporting period we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, during Fiscal 2009 we recorded a reduction in the valuation allowance of approximately $363 million. Of the $363 million total, $314 million was recorded as a non-cash deferred income tax benefit and $49 million as a reduction to goodwill. During Fiscal 2008 we recorded a non-cash deferred income tax charge of approximately $200 million related to increasing the valuation allowance against our net deferred tax assets.

The fair value of our Global Batteries & Personal Care, Global Pet Supplies, Small Appliances and Home and Garden Business reporting units, which are also our segments, exceeded their carrying values by 52%, 49%, 13% and 10%, respectively, as of the date of our latest annual impairment testing.

See Note 3(h), Significant Accounting Policies and Practices—Property, Plant and Equipment, Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, Note 5, Property, Plant and Equipment, Note 6, Goodwill and Intangible Assets, Note 8, Income Taxes, and Note 9, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our electric shaving and grooming, electric personal care, home and garden, small appliances and pet supply products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the costs of the promotional programs. These costs are generally treated as a reduction of net sales.

We also enter into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction of net sales or an increase in cost of sales, based on the type of promotional program. The income statement presentation of our promotional arrangements complies with ASC Topic 605: “Revenue Recognition.” Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.

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

Pensions

Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of 4.2 to 13.6% in Fiscal 2010 and 5.0 to 11.8% in Fiscal 2009. In adjusting the discount rates from Fiscal 2009 to 2010, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 4.5% to 7.8% in Fiscal 2010 and 4.5% to 8.0% in Fiscal 2009. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability will increase, ultimately increasing future pension expense.

See Note 10, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by us after evaluating detailed analyses of the cost to be incurred. We present restructuring and related charges on a combined basis.

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

The costs of plans to (i) exit an activity of an acquired company, (ii) involuntarily terminate employees of an acquired company or (iii) relocate employees of an acquired company are measured and recorded in accordance with the provisions of ASC 805. Under ASC 805, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to terminated activities or employees of the acquired company that do not meet the conditions prescribed in ASC 805 are treated as restructuring and related charges and expensed as incurred.

See Note 14, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our restructuring initiatives and related costs.

Loss Contingencies

Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The outcome of existing litigation, the impact of environmental matters and pending or potential examinations by various taxing authorities are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management’s judgment of potential actions by third parties and regulators. It is possible that changes in estimates or an increased probability of an unfavorable outcome could materially affect our business, financial condition or results of operations.

See further discussion in Item 3, Legal Proceedings, and Note 12, Commitments and Contingencies, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies, including recent accounting pronouncements, and should be read in conjunction with this discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 3(q), Significant Accounting Policies and Practices-Derivative Financial Instruments, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

As of September 30, 2010, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would result in a loss of $0.3 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.3 million. As of September 30, 2009, there were no interest rate derivative instruments outstanding.

As of September 30, 2010, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $63.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $8.9 million. The same hypothetical shift in exchange rates as of September 30, 2009, would have resulted in a loss of $10.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $10.8 million.

As of September 30, 2010, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $3.3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net loss of $0.3 million. The same hypothetical shift in commodity prices as of September 30, 2009 would have resulted in a loss of $1.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K on pages 66 through 138, inclusive and is incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of September 30, 2010, its internal control over financial reporting is effective based on these criteria. The Company’s management excluded Russell Hobbs from its assessment of the effectiveness of internal control over financial reporting, as the Company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control; however, it may not extend beyond one year from the date of acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. The total assets of $863 million and total net sales of $238 million associated with Russell Hobbs are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2010.

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

The information required by Item 401 of Regulation S-K concerning the directors of Spectrum Brands, Inc. (“Spectrum Brands”) and the nominees for re-election as directors of Spectrum Brands at the Annual Meeting of Shareholders to be held on March 1, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

Audit Committee Financial Expert and Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

Code of Ethics

We have adopted the Code of Ethics for the Principal Executive Officer and Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for the Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” We intend to disclose amendments to, and, if applicable, waivers of, this code of ethics on that section of our website.

We have also adopted the Spectrum Brands Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Spectrum Brands Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any amendments to this code of ethics or any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

Report of the Compensation Committee of the Board of Directors

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

Compensation Discussion and Analysis

The information required by Item 402 of Regulation S-K is incorporated herein by reference from disclosures which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

Compensation Committee Interlocks and Insider Participation

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands, Inc.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included in the definitive Proxy Statement relating to the 2011 Annual Meeting or an amendment to this Annual Report on Form10-K, which will be filed not later than 120 days after the end of Spectrum Brands’ fiscal year ended September 30, 2010.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spectrum Brands, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands, Inc. and subsidiaries (the Company) as of September 30, 2010 and September 30, 2009 (Successor Company), and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor Company), the period October 1, 2008 to August 30, 2009 and the year ended September 30, 2008 (Predecessor Company). In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands, Inc. and subsidiaries as of September 30, 2010 and September 30, 2009 (Successor Company), and the results of their operations and their cash flows for the year ended September 30, 2010, the period August 31, 2009 to September 30, 2009 (Successor Company), the period October 1, 2008 to August 30, 2009 and the year ended September 30, 2008 (Predecessor Company) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Predecessor Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 3, 2009. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on August 28, 2009. In connection with their emergence from bankruptcy, the Successor Company Spectrum Brands, Inc. adopted fresh-start reporting in conformity with ASC Topic 852, “Reorganizations” formerly American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, effective as of August 30, 2009. Accordingly, the Successor Company’s consolidated financial statements prior to August 30, 2009 are not comparable to its consolidated financial statements for periods on or after August 30, 2009.

As discussed in Note 10 to the consolidated financial statements, effective September 30, 2009, the Successor Company adopted the measurement date provision of ASC 715, “Compensation-Retirement Benefits” formerly FAS 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”.

/s/  KPMG LLP

Atlanta, Georgia

December 14, 2010

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

September 30, 2010 and 2009

(In thousands, except per share amounts)

	Successor Company
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$170,614	$97,800
Receivables:
Trade accounts receivable, net of allowances of $4,351 and $1,011, respectively	365,002	274,483
Other	41,548	24,968
Inventories	530,342	341,505
Deferred income taxes	35,735	28,137
Assets held for sale	12,452	11,870
Prepaid expenses and other	44,122	39,973

Total current assets	1,199,815	818,736
Property, plant and equipment, net	201,164	212,361
Deferred charges and other	46,352	34,934
Goodwill	600,055	483,348
Intangible assets, net	1,769,360	1,461,945
Debt issuance costs	56,961	9,422

Total assets	$3,873,707	$3,020,746

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$20,710	$53,578
Accounts payable	332,231	186,235
Accrued liabilities:
Wages and benefits	93,971	88,443
Income taxes payable	37,118	21,950
Restructuring and related charges	23,793	26,203
Accrued interest	31,652	8,678
Other	123,048	109,981

Total current liabilities	662,523	495,068
Long-term debt, net of current maturities	1,723,057	1,529,957
Employee benefit obligations, net of current portion	92,725	55,855
Deferred income taxes	277,843	227,498
Other	70,828	51,489

Total liabilities	2,826,976	2,359,867
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 30,000 shares; outstanding 30,000 shares at September 30, 2009	—	300
Other capital	1,314,768	—
Additional paid-in capital	—	724,796
Accumulated deficit	(260,540)	(70,785)
Accumulated other comprehensive (loss) income	(7,497)	6,568

Total shareholders’ equity	1,046,731	660,879

Total liabilities and shareholders’ equity	$3,873,707	$3,020,746

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended September 30, 2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	Year Ended September 30, 2008
Net sales	$2,567,011	$219,888	$2,010,648	$2,426,571
Cost of goods sold	1,638,451	155,310	1,245,640	1,489,971
Restructuring and related charges	7,150	178	13,189	16,499

Gross profit	921,410	64,400	751,819	920,101
Operating expenses:
Selling	466,813	39,136	363,106	506,365
General and administrative	199,034	20,578	145,235	188,934
Research and development	31,013	3,027	21,391	25,315
Acquisition and integration related charges	38,452	—	—	—
Restructuring and related charges	16,968	1,551	30,891	22,838
Goodwill and intangibles impairment	—	—	34,391	861,234

	752,280	64,292	595,014	1,604,686

Operating income (loss)	169,130	108	156,805	(684,585)
Interest expense	277,015	16,962	172,940	229,013
Other expense (income), net	12,300	(816)	3,320	1,220

Loss from continuing operations before reorganization items and income taxes	(120,185)	(16,038)	(19,455)	(914,818)
Reorganization items expense (income), net	3,646	3,962	(1,142,809)	—

(Loss) income from continuing operations before income taxes	(123,831)	(20,000)	1,123,354	(914,818)
Income tax expense (benefit)	63,189	51,193	22,611	(9,460)

(Loss) income from continuing operations	(187,020)	(71,193)	1,100,743	(905,358)
(Loss) income from discontinued operations, net of tax	(2,735)	408	(86,802)	(26,187)

Net (loss) income	$(189,755)	$(70,785)	$1,013,941	$(931,545)

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional Paid-In Capital/Other	Accumulated	Accumulated Other Comprehensive Income (Loss),	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	net of tax	Stock	(Deficit)
Balances at September 30, 2007, Predecessor Company	52,765	$690	$669,274	$(763,370)	$65,664	$(76,086)	$(103,828)
Net loss	—	—	—	(931,545)	—	—	(931,545)
Adjustment of additional minimum pension liability	—	—	—	—	2,459	—	2,459
Valuation allowance adjustment	—	—	—	—	(4,060)	—	(4,060)
Translation adjustment	—	—	—	—	5,236	—	5,236
Other unrealized gains and losses	—	—	—	—	146	—	146

Comprehensive loss							(927,764)
Issuance of restricted stock	408	4	(4)	—	—	—	—
Forfeiture of restricted stock	(268)	(2)	2	—	—	—	—
Treasury shares surrendered	(130)	—	—	—	—	(744)	(744)
Amortization of unearned compensation	—	—	5,098	—	—	—	5,098

Balances at September 30, 2008, Predecessor Company	52,775	$692	$674,370	$(1,694,915)	$69,445	$(76,830)	$(1,027,238)
Net income	—	—	—	1,013,941	—	—	1,013,941
Adjustment of additional minimum pension liability	—	—	—	—	(1,160)	—	(1,160)
Valuation allowance adjustment	—	—	—	—	5,104	—	5,104
Translation adjustment	—	—	—	—	(2,650)	—	(2,650)
Other unrealized gains and losses	—	—	—	—	9,817	—	9,817

Comprehensive income							1,025,052
Issuance of restricted stock	230	(1)	1	—	—	—	—
Forfeiture of restricted stock	(82)	—	—	—	—	—	—
Treasury shares surrendered	(185)	—	—	—	—	(61)	(61)
Amortization of unearned compensation	—	—	2,636	—	—	—	2,636
Cancellation of Predecessor Company common stock	(52,738)	(691)	(677,007)	—	—	76,891	(600,807)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive income	—	—	—	680,974	(80,556)	—	600,418
Issuance of new common stock in connection with emergence from Chapter 11 of the Bankruptcy Code	30,000	300	724,796	—	—	—	725,096

Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)-Continued

(In thousands)

	Common Stock		Additional Paid-In Capital/Other	Accumulated	Accumulated Other Comprehensive Income (Loss),	Treasury	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	net of tax	Stock	(Deficit)
Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096
Net loss	—	—	—	(70,785)	—	—	(70,785)
Adjustment of additional minimum pension liability	—	—	—	—	576	—	576
Valuation allowance adjustment	—	—	—	—	(755)	—	(755)
Translation adjustment	—	—	—	—	5,896	—	5,896
Other unrealized gains and losses	—	—	—	—	851	—	851

Comprehensive loss							(64,217)

Balances at September 30, 2009, Successor Company	30,000	$300	$724,796	$(70,785)	$6,568	$—	$660,879
Net loss	—	—	—	(189,755)	—	—	(189,755)
Adjustment of additional minimum pension liability	—	—	—	—	(17,773)	—	(17,773)
Valuation allowance adjustment	—	—	—	—	(2,398)	—	(2,398)
Translation adjustment	—	—	—	—	12,596	—	12,596
Other unrealized gains and losses	—	—	—	—	(6,490)	—	(6,490)

Comprehensive income							(203,820)
Extinguishment of Spectrum Brands common stock, pursuant to the Merger	(30,000)	(300)	(724,796)	—	—	—	(725,096)
Issuance of restricted stock	—	—	(9)	—	—	—	(9)
Amortization of unearned compensation	—	—	16,574	—	—	—	16,574
Other capital	—	—	1,298,203	—	—	—	1,298,203

Balances at September 30, 2010, Successor Company	—	$—	$1,314,768	$(260,540)	$(7,497)	$—	$1,046,731

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Successor Company		Predecessor Company
	Year Ended September 30, 2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	Year Ended September 30, 2008
Cash flows from operating activities:
Net (loss) income	$(189,755)	$(70,785)	$1,013,941	$(931,545)
Income (loss) from discontinued operations	(2,735)	408	(86,802)	(26,187)

(Loss) income from continuing operations	(187,020)	(71,193)	1,100,743	(905,358)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	54,822	5,158	36,745	52,236
Amortization of intangibles	45,920	3,513	19,099	27,687
Amortization of debt issuance costs	9,030	314	13,338	8,387
Amortization of unearned restricted stock compensation	16,574	—	2,636	5,098
Impairment of goodwill and intangibles	—	—	34,391	861,234
Non-cash goodwill adjustment due to release of valuation allowance	—	47,443	—	—
Fresh-start reporting adjustments	—	—	(1,087,566)	—
Gain on cancelation of debt	—	—	(146,555)	—
Administrative related reorganization items	3,646	3,962	91,312	—
Payments for administrative related reorganization items	(47,173)	—	—	—
Deferred income taxes	51,731	3,498	22,046	(37,237)
Non-cash increase to cost of goods sold due to inventory valuations	34,865	—	—	—
Non-cash interest expense on 12% Notes	24,555	—	—	—
Write off of unamortized discount on retired debt	59,162	—	—	—
Write off of debt issuance costs	6,551	—	2,358	—
Non-cash restructuring and related charges	16,359	1,299	28,368	29,726
Non-cash debt accretion	18,302	2,861	—	—
Changes in assets and liabilities:
Accounts receivable	12,600	5,699	68,203	8,655
Inventories	(66,127)	48,995	9,004	12,086
Prepaid expenses and other current assets	2,025	1,256	5,131	13,738
Accounts payable and accrued liabilities	86,247	22,438	(80,463)	(62,165)
Other assets and liabilities	(73,510)	(6,565)	(88,996)	(18,990)

Net cash provided (used) by operating activities of continuing operations	68,559	68,678	29,794	(4,903)
Net cash provided (used) by operating activities of discontinued operations	(11,221)	6,273	(28,187)	(5,259)

Net cash provided (used) by operating activities	57,338	74,951	1,607	(10,162)
Cash flows from investing activities:
Purchases of property, plant and equipment	(40,316)	(2,718)	(8,066)	(18,928)
Proceeds from sale of property, plant and equipment	388	71	379	285
Payments for acquisitions, net of cash acquired	(2,577)	—	(8,460)	—

Net cash used by investing activities of continuing operations	(42,505)	(2,647)	(16,147)	(18,643)
Net cash (used) provided by investing activities of discontinued operations	—	—	(855)	12,376

Net cash used by investing activities	(42,505)	(2,647)	(17,002)	(6,267)
Cash flows from financing activities:
Proceeds from new Senior Credit Facilities, excluding new ABL Revolving Credit Facility, net of discount	1,474,755	—	—	—
Payment of extinguished senior credit facilities, excluding old ABL revolving credit facility	(1,278,760)	—	—	—
Reduction of other debt	(8,456)	(4,603)	(120,583)	(425,073)
Proceeds from other debt financing	13,688	—	—	477,759
Debt issuance costs, net of refund	(55,024)	(287)	(17,199)	(152)
Extinguished ABL Revolving Credit Facility	(33,225)	(31,775)	65,000	—
(Payments of) proceeds on supplemental loan	(45,000)	—	45,000	—
Treasury stock purchases	(2,207)	—	(61)	(744)

Net cash (used) provided by financing activities	65,771	(36,665)	(27,843)	51,790
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	(8,048)	—	—	—
Effect of exchange rate changes on cash and cash equivalents	258	1,002	(376)	(441)

Net increase (decrease) in cash and cash equivalents	72,814	36,641	(43,614)	34,920
Cash and cash equivalents, beginning of period	97,800	61,159	104,773	69,853

Cash and cash equivalents, end of period	$170,614	$97,800	$61,159	$104,773

Supplemental disclosure of cash flow information:
Cash paid for interest	$136,429	$5,828	$158,380	$227,290
Cash paid for income taxes, net	36,951	1,336	18,768	16,999

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Spectrum Brands, Inc., a Delaware corporation (“Spectrum Brands” or the “Company”), is a global branded consumer products company. Spectrum Brands Holdings, Inc. (“SB Holdings”) was created in connection with the combination of Spectrum Brands and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings trades on the New York Stock Exchange under the symbol “SPB.”

In connection with the Merger, Spectrum Brands refinanced its existing senior debt and a portion of Russell Hobbs’ existing senior debt through a combination of a new $750,000 United States (“U.S.”) Dollar Term Loan due June 16, 2016, new $750,000 9.5% Senior Secured Notes maturing June 15, 2018 and a new $300,000 ABL revolving facility due June 16, 2014. (See also Note 7, Debt, for a more complete discussion of the Company’s outstanding debt.)

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

Unless the context indicates otherwise, the term “Company” is used to refer to both Spectrum Brands and its subsidiaries prior to the Merger and SB Holdings and its subsidiaries subsequent to the Merger. The term “Predecessor Company” refers only to the Company prior to the Effective Date and the term “Successor Company” refers to the Company subsequent to the Effective Date. The Company’s fiscal year ends September 30. References herein to Fiscal 2010, Fiscal 2009 and Fiscal 2008 refer to the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

Accounting for Reorganization

Subsequent to the date of the Bankruptcy Filing (the “Petition Date”), the Company’s financial statements are prepared in accordance with ASC 852. ASC 852 does not change the application of U.S. Generally Accepted Accounting Principles (“GAAP”) in the preparation of the Company’s consolidated financial statements. However, ASC 852 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with ASC 852 the Company has done the following:

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

Liabilities Subject to Compromise

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

Since the Petition Date, and in accordance with ASC 852, the Company ceased accruing interest on its senior subordinated notes, as such debt and interest would be an allowed claim by the Bankruptcy Court. The Predecessor Company’s contractual interest on the Senior Subordinated Notes in excess of reported interest was approximately $55,654 for the period from October 1, 2008 through August 30, 2009.

Liabilities subject to compromise as of August 30, 2009 for the Predecessor Company were as follows:

	August 30, 2009
Senior Subordinated Notes	$1,049,885
Accrued interest on Senior Subordinated Notes	40,497
Other accrued liabilities	15,580	(A)

Predecessor Company Balance	$1,105,962
Effects of Plan	(1,105,962)

Successor Company Balance	$—

(A)	As discussed below in the four column consolidated statement of financial position as of August 30, 2009 “Effects of Plan Adjustments,” note (f), the $15,580 relates to rejected lease obligations that are to be paid by the Successor Company in subsequent periods.

Reorganization Items

In accordance with ASC 852, reorganization items are presented separately in the accompanying Consolidated Statements of Operations and represent expenses, income, gains and losses that the Company has identified as directly relating to the Bankruptcy Cases. Reorganization items expense (income), net during Fiscal 2010 and during the period from August 31, 2009 through September 30, 2009 and the period from October 1, 2008 through August 30, 2009 are summarized as follows:

	Successor Company		Predecessor Company
	Year Ended September 30, 2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Legal and professional fees	$3,536	$3,962	$74,624
Deferred financing costs	—	—	10,668
Provision for rejected leases	110	—	6,020

Administrative related reorganization items	$3,646	$3,962	$91,312
Gain on cancellation of debt	—	—	(146,555)
Fresh-start reporting adjustments	—	—	(1,087,566)

Reorganization items expense (income), net	$3,646	$3,962	$(1,142,809)

Fresh-Start Reporting

The Company, in accordance with ASC 852, adopted fresh-start reporting as of the close of business on August 30, 2009 since the reorganization value of the assets of the Predecessor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity. The four-

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

column consolidated statement of financial position as of August 30, 2009, included herein, applies effects of the Plan and fresh-start reporting to the carrying values and classifications of assets or liabilities that were necessary.

The Company analyzed the transactions that occurred during the two-day period from August 29, 2009, the day after the Effective Date, and August 30, 2009, the fresh-start reporting date, and concluded that such transactions were not material individually or in the aggregate as such transactions represented less than one-percent of the total net sales for the fiscal year ended September 30, 2009. As a result, the Company determined that August 30, 2009, would be an appropriate fresh-start reporting date to coincide with the Company’s normal financial period close for the month of August 2009. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh-start reporting for periods ended on or prior to August 30, 2009 are not comparable to those of the Successor Company.

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

The basis of the discounted cash flow analysis used in developing the reorganization value was based on Company prepared projections which included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The assumptions used in the calculations for the discounted cash flow analysis included projected revenue, costs, and cash flows, for the fiscal years ending September 30, 2009, 2010, 2011, 2012 and 2013 and represented the Company’s best estimates at the time the analysis was prepared. The Company’s estimates implicit in the cash flow analysis included net sales growth of approximately 1.5% for the fiscal year ending September 30, 2010 and 4.0% per year for each of the fiscal years ending September 30, 2011, 2012 and 2013. In addition, selling, general and administrative expenses, excluding depreciation and amortization, were projected to grow at rates relative to net sales, however, certain expense categories for each of the fiscal years ending September 30, 2010, 2011, 2012 and 2013 were reduced for the projected impact of various cost reduction initiatives implemented by the Company during Fiscal 2009 which included lower trade spending, salary freezes, reduced marketing expenses, furloughs, suspension of the Company’s match to its 401(k) and reductions in salaries of certain members of management. The analysis also included anticipated levels of reinvestment in the Company’s operations through capital expenditures of approximately $25,000 per year. The Company did not include in its estimates the potential effects of litigation, either on the Company or the industry. The foregoing estimates and assumptions are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

The publicly traded company analysis identified a group of comparable companies giving consideration to lines of business, business risk, scale and capitalization and leverage. This analysis involved the selection of the appropriate earnings before interest, taxes, depreciation and amortization (“EBITDA”) market multiples by segment deemed to be the most relevant when analyzing the peer group. A range of valuation multiples was then identified and applied to the Company’s Fiscal 2009 and Fiscal 2010 projections by segment to determine an estimate of reorganization values. The market multiple ranges used by segment were as follows: (i) Global Batteries and Personal Care used a range of 7.0x-8.0x for Fiscal 2009 and 6.5x-7.5x for Fiscal 2010; (ii) Global Pet Supplies used a range of 7.5x-8.5x for Fiscal 2009 and 7.0x-8.0x for Fiscal 2010; and (iii) the Home and Garden Business used a range of 9.0x-10.0x for Fiscal 2009 and 8.0x-9.0x for Fiscal 2010. Theses multiples were based on estimated EBITDA adjusted for certain non-recurring initiatives, as mentioned above.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

The following four-column consolidated statement of financial position table identifies the adjustments recorded to the Predecessor Company’s August 30, 2009 consolidated statement of financial position as a result of implementing the Plan and applying fresh-start reporting:

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	Predecessor Company					Successor Company
	August 30, 2009	Effects of Plan		Fresh-Start Valuation		August 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$86,710	$(25,551	)(a)	$—		$61,159
Receivables:
Trade accounts receivable	270,657	—		—		270,657
Other	34,594	—		—		34,594
Inventories	341,738	—		48,762	(m)	390,500
Deferred income taxes	12,644	1,707	(h)	9,330	(n)	23,681
Assets held for sale	10,813	—		1,978	(m)	12,791
Prepaid expenses and other	40,448	—		(116	)(m)	40,332

Total current assets	797,604	(23,844)		59,954		833,714
Property, plant and equipment, net	178,786	—		34,699	(m)	213,485
Deferred charges and other	42,068	—		(6,046	)(m)	36,022
Goodwill	238,905	—		289,155	(o)	528,060
Intangible assets, net	677,050	—		782,450	(o)	1,459,500
Debt issuance costs	18,457	8,949	(b)	(17,957	)(p)	9,449

Total assets	$1,952,870	$(14,895)		$1,142,255		$3,080,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$93,313	$(3,445	)(c)	$(4,329	)(m)	$85,539
Accounts payable	159,370	(204	)(d)	—		159,166
Accrued liabilities:
Wages and benefits	80,247	—		—		80,247
Income taxes payable	20,059	—		—		20,059
Restructuring and related charges	26,100	—		—		26,100
Accrued interest	59,724	(59,581	)(e)	—		143
Other	118,949	9,133	(f)	(3,503	)(m)	124,579

Total current liabilities	557,762	(54,097)		(7,832)		495,833
Long-term debt, net of current maturities	1,329,047	271,806	(g)	(75,329	)(m)	1,525,524
Employee benefit obligations, net of current portion	41,385	—		18,712	(m)	60,097
Deferred income taxes	106,853	1,707	(h)	114,211	(n)	222,771
Other	45,982	—		4,927	(m)	50,909

Total liabilities	2,081,029	219,416		54,689		2,355,134
Liabilities subject to compromise	1,105,962	(1,105,962	)(i)	—		—
Commitments and contingencies
Shareholders’ (deficit) equity:
Common stock-Old (Predecessor Company)	691	(691	)(j)	—		—
Common stock-New (Successor Company)	—	300	(j)	—		300
Additional paid-in capital	677,007	47,789	(j)	—		724,796
Accumulated (deficit) equity	(1,915,484)	747,362	(k)	1,168,122	(q)	—
Accumulated other comprehensive income	80,556	—		(80,556	)(q)	—

	(1,157,230)	794,760		1,087,566		725,096
Less treasury stock	(76,891)	76,891	(l)	—		—

Total shareholders’ (deficit) equity	(1,234,121)	871,651		1,087,566		725,096

Total liabilities and shareholders’ (deficit) equity	$1,952,870	$(14,895)		$1,142,255		$3,080,230

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Effects of Plan Adjustments

(a)	The Plan’s impact resulted in a net decrease of $25,551 on cash and cash equivalents. The significant sources and uses of cash were as follows:

Sources:
Amounts borrowed under the exit facility	$65,000
Amounts borrowed under new supplemental loan agreement	45,000

Total Sources	$110,000

Uses:
Repayment of un-reimbursed letters of credit	$20,005
Repayment of supplemental loans	45,000
Repayment of certain amounts under the term loan agreement, current portion	3,440
Repayment of certain amounts under the term loan agreement, net of current portion	3,440
Payment of pre-petition foreign exchange contracts recorded in accounts payable	204
Payment of lender cure payments, terminated derivative contracts and other	48,066
Payment of debt issuance costs on exit facility	8,949
Payment of other accrued liabilities	6,447

Total Uses	$135,551

Net Cash Uses	$(25,551)

(b)	The Company incurred $8,949 of debt issuance costs under the exit facility. These debt issuance costs are classified as long-term assets and are amortized over the life of the exit facility.
(c)	The adjustment to current maturities of long-term debt reflects the $20,005 payment of the Predecessor Company’s un-reimbursed letters of credit, the $45,000 repayment of the Predecessor Company’s supplemental loan, and the $3,440 payment of certain amounts under the term loan agreement. The adjustment to current maturities of long-term debt also reflects the $65,000 funding from the exit facility. The adjustment to the current maturities of long-term debt are:

Repayment of unreimbursed letters of credit	$20,005
Repayment of supplemental loan	45,000
Repayment of certain amounts under the term loan agreement, current portion	3,440
Amounts borrowed under the exit facility	(65,000)

$3,445

(d)	Reflects payment of $204 related to pre-petition foreign exchange derivative contracts.
(e)	Total adjustment of $59,581 reflects term lender cure payments of $33,995, terminated interest rate swap derivative contract payments of $12,068 and other accrued interest of $2,003. Additionally, this adjustment includes $11,515 of accrued default interest as provided in the August 2009 amendment of the Senior Term Credit Facility, which was assumed by the Successor Company and included in the principal balance of the loans at emergence (See Note 7, Debt, for additional information).
(f)	Reflects the payment of professional fees related to the reorganization in the amount of $6,447 offset by the reclassification of $15,580 related to rejected lease obligations previously recorded as liabilities subject to compromise (see note(i)). These rejected lease obligations were paid by the Successor Company in subsequent periods. As of September 30, 2009, the Company’s rejected lease obligation was reduced to $6,181.
(g)	The adjustment to long-term debt represents the issuance of the 12% Notes at a fair value of $218,731 (face value of $218,076) used, in part, to extinguish the Senior Subordinated Notes of the debtors that were recorded in liabilities subject to compromise (see note (i)), the issuance of the new supplemental loan in the amount of $45,000, offset by the payment of the non-current portion of the term loan in the amount of $3,440 (see note (a)). The excess of fair value over face value of the 12% Notes is recorded in long-term debt and will be accreted as a reduction to interest expense over the life of the note.

Issuance of the 12% Notes (fair value)	$218,731
Amounts borrowed under the new supplemental loan agreement	45,000
Accrued default interest	11,515
Repayment of certain amounts under the term loan agreement, net of current portion	(3,440)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

$271,806

(h)	Gain on the cancellation of debt from the extinguishment of the senior subordinated notes as well as the modification of the senior term credit facility, for tax purposes, resulted in a $124,054 reduction in the U.S. net deferred tax asset, exclusive of indefinite-lived intangibles. Due to the Company’s full valuation allowance position as of August 30, 2009 on the U.S. net deferred tax asset, exclusive of indefinite-lived intangibles, the tax effect of these items is offset by a corresponding adjustment to the valuation allowance of $124,054. Due to changes in the relative current versus non-current deferred tax asset balances and the corresponding allocation of the domestic valuation allowance, a net $1,707 deferred tax balance reclassification occurred between current and non-current as a result of the effects of the Plan.
(i)	The adjustment to liabilities subject to compromise relates to the extinguishment of the Senior Subordinated Notes balance of $1,049,885 and the accrued interest of $40,497 associated with the Senior Subordinated Notes. Additionally, rejected lease obligations of $15,580 were reclassified to other current liabilities (see note (f)).
(j)	Pursuant to the Plan, the debtor’s common stock was canceled and new common stock of the reorganized debtors was issued. The adjustments eliminated Predecessor Company’s common stock and additional paid-in capital of $691 and $677,007, respectively, and recorded Successor Company’s common stock and additional paid-in capital of $300 and $724,796, respectively, which represents the fair value of the newly issued common stock. The fair value of the newly issued common stock was not separately valued. A fair value of $725,096 was determined by subtracting the fair value of net debt (total debt less cash and cash equivalents), or $1,549,904 from the enterprise value of $2,275,000. The Company issued 30,000 shares at emergence, consisting of 27,030 shares to holders of the Senior Subordinated Notes allowed note holder claims and 2,970 shares in accordance with the terms of the Debtors’ debtor-in-possession credit facility.
(k)	As a result of the Plan, the adjustment to accumulated (deficit) equity recorded the elimination of the Predecessor Company’s common stock, additional paid in capital and treasury stock in the amount of $600,807 and recorded the pre-tax gain on the cancellation of debt in the amount of $146,555. The elimination of the Predecessor Company’s common stock, additional paid in capital and treasury stock was calculated as follows:

Elimination of Predecessor Company’s common stock (see note (j))	$691
Elimination of Predecessor Company’s additional paid in capital (see note (j))	677,007
Elimination of Predecessor Company’s treasury stock (see note (l))	(76,891)

Elimination of Predecessor Company’s common stock	$600,807

The pre-tax gain on the cancellation of debt was calculated as follows:

Extinguishment of Predecessor Company senior subordinated notes	$1,049,885
Extinguishment of Predecessor Company accrued interest on senior subordinated notes	40,497
Issuance of Successor Company 12% Notes (fair value)	(218,731)
Issuance of Successor Company common stock	(725,096)

Pre-tax gain on the cancellation of debt	$146,555

(l)	Pursuant to the Plan, the adjustment eliminates treasury stock of $76,891 of the Predecessor Company.

Fresh-Start Valuation Adjustments

(m)	Reflects the adjustment of assets and liabilities to estimated fair value, or other measurement specified by SFAS 141, in conjunction with the adoption of fresh-start reporting. Significant adjustments are summarized as followed:

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

(n)	Reflects the tax effects of the fresh-start adjustments at statutory tax rates applicable to such adjustments, net of adjustments to the valuation allowance.
(o)	Adjustment eliminated the balance of goodwill and other unamortized intangible assets of the Predecessor Company and records Successor Company intangible assets, including reorganization value in excess of amounts allocated to identified tangible and intangible assets, also referred to as Successor Company goodwill. (See Note 6, Goodwill and Intangible Assets, for additional information regarding the Company’s goodwill and other intangible assets). The Successor Company’s August 30, 2009 statement of financial position reflects the allocation of the business enterprise value to assets and liabilities immediately following emergence as follows:

Business enterprise value	$2,275,000
Add: Fair value of non-interest bearing liabilities (non-debt liabilities)	744,071
Less: Fair value of tangible assets, excluding cash	(1,031,511)
Less: Fair value of identified intangible assets	(1,459,500)

Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (Successor Company goodwill)	$528,060

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

•

The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors including industry

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

practices, the existence of licensing agreements (licensing in and licensing out), and importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies ranged from 7%-8% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents ranging from 8 to 17 years. In estimating the fair value of the technologies, nets sales were estimated to grow at a rate of 0%-14% annually. Income taxes were estimated at 35% and amounts were discounted using rates between 12%-13%. The technology assets were valued at $63,500 under this approach.

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

$1,087,566

(3) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with GAAP. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2010, 2009 and 2008 refer to the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.

The Company also enters into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

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

(c) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 22% and 23% of the Successor Company’s Net sales during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, and approximately 23% and 20% of Net sales during the Predecessor Company’s period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively. This major customer also represented approximately 15% and 14% of the Successor Company’s Trade account receivables, net as of September 30, 2010 and September 30, 2009, respectively.

Approximately 44% and 48% of the Successor Company’s Net sales during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, occurred outside of the United States and approximately 42% and 48% of the Predecessor Company’s Net sales during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(g) Inventories

The Company’s inventories are valued at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (FIFO) method.

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

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

(i) Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting, Intangible Assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2010, the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the annual testing date for the Company, as well as certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred.

Intangibles with Indefinite Lives

In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2010, the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 the Company used the discounted estimated future cash flows methodology, third party valuations and negotiated sales prices. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities. In addition, in accordance with ASC 350, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology were: (i) royalty rates; and (ii) projected average revenue growth rates.

In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2010 the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

Furthermore, during Fiscal 2010 the Company, in connection with its annual impairment testing, concluded that the fair value of its intangible assets exceeded is carrying value. During the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, in connection with its annual impairment testing, the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 the Company recorded non-cash pretax impairment charges of approximately $34,391 and $224,100, respectively, equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets.

In accordance with ASC 360 “Property, Plant and Equipment” (“ASC 360”) and ASC 350, in addition to its annual impairment testing the Company conducts goodwill and trade name intangible asset impairment testing if an event or circumstance (“triggering event”) occurs that indicates an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. Several triggering events occurred during Fiscal 2008 which required the Company to test its indefinite-lived intangible assets for impairment between annual impairment test dates. On May 20, 2008, the Predecessor Company entered into a definitive agreement for the sale of Global Pet Supplies, which was subsequently terminated. The Company’s intent to dispose of Global Pet Supplies constituted a triggering event for impairment testing. The Company estimated the fair value of Global Pet Supplies, and the resultant estimated impairment charge of goodwill, based on the negotiated sales price of Global Pet Supplies, which management deemed the best indication of fair value at that time. Accordingly, the Company recorded a non-cash pretax charge of $154,916 to reduce the carrying value of goodwill related to Global Pet Supplies to reflect the estimated fair value of the business during the third quarter of Fiscal 2008. Goodwill and trade name intangible assets of the Home and Garden Business were tested during the third quarter of Fiscal 2008, as a result of lower forecasted profits from this business. This decrease in profitability was primarily due to significant cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company at that time as well as more conservative growth rates to reflect the current and expected future economic conditions for this business. The Company first compared the fair value of this reporting unit with its carrying amounts, including goodwill. This first step indicated that the fair value of the Home and Garden Business was less than the Company’s carrying amount of this reporting unit and, accordingly, further testing of goodwill was required to determine the impairment charge. Accordingly, the Company then compared the carrying amount of the Home and Garden Business goodwill against the implied fair value of such goodwill. The carrying amount of the Home and Garden Business goodwill exceeded its implied fair value and, therefore, during Fiscal 2008 the Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill of approximately $110,213. In addition, during the third quarter of Fiscal 2008, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets and, accordingly, during Fiscal 2008 recorded a non-cash pretax impairment charge of $22,000. Goodwill and trade name intangibles of the Home and Garden Business were tested during the first quarter of Fiscal 2008 in conjunction with the Company’s reclassification of that business from an asset held for sale to an asset held and used. The Company first compared the fair value of this reporting unit with its carrying amounts, including goodwill. This first step indicated that the fair value of the Home and Garden Business was in excess of its carrying amounts and, accordingly, no further testing of goodwill was required. In addition, during the first quarter of Fiscal 2008, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less than the carrying amounts of those assets and, accordingly, during Fiscal 2008 recorded a non-cash pretax impairment charge of $12,400.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The above impairments of goodwill and trade name intangible assets was primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those assumed by the Company at the time of acquisition, as well as due to a sustained decline in the total market capitalization of the Company.

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

The recognition of the $34,391 and $861,234 non-cash impairment of goodwill and trade name intangible assets during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, has been recorded as a separate component of Operating expenses and has had a material negative effect on the Predecessor Company’s financial condition and results of operations during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008. These impairments will not result in future cash expenditures.

Intangibles with Definite or Estimable Useful Lives

The triggering events discussed above under ASC 350 also indicated a triggering event in accordance with ASC 360. Management conducted an analysis in accordance with ASC 360 of intangibles with definite or estimable useful lives in conjunction with the ASC 350 testing of intangibles with indefinite lives.

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

In accordance with ASC 360, long-lived assets to be disposed of are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2008, the Predecessor Company recorded a non-cash pretax charge of $5,700 in discontinued operations to reduce the carrying value of intangible assets related to the growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business. (See also Note 9, Discontinued Operations, for additional information regarding this impairment charge).

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

(m) Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive (loss) income (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

As of September 30, 2010 and September 30, 2009, foreign currency translation adjustment balances of $18,492 and $5,896, respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.

Successor Company exchange losses (gains) on foreign currency transactions aggregating $13,336 and $(726) for Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations. Predecessor Company exchange losses (gains) on foreign currency transactions aggregating $4,440 and $3,466 for the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, are included in Other expense (income), net, in the accompanying Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Successor Company incurred shipping and handling costs of $161,148 and $12,866 during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company incurred shipping and handling costs of $135,511 and $183,676 during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Successor Company incurred advertising costs of $37,520 and $3,166 during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company incurred expenses for advertising of $25,813 and $46,417 during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations.

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

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position were as follows:

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Asset Derivatives		September 30, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$2,371	$2,861
Commodity contracts	Deferred charges and other	1,543	554
Foreign exchange contracts	Receivables—Other	20	295
Foreign exchange contracts	Deferred charges and other	55	—

Total asset derivatives designated as hedging instruments under ASC 815		$3,989	$3,710

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	—	75

Total asset derivatives		$3,989	$3,785

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position were as follows:

Liability Derivatives		September 30, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$3,734	—
Interest rate contracts	Accrued interest	861	—
Interest rate contracts	Other long term liabilities	2,032	—
Foreign exchange contracts	Accounts payable	6,544	1,036
Foreign exchange contracts	Other long term liabilities	1,057	—

Total liability derivatives designated as hedging instruments under ASC 815		$14,228	$1,036

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	9,698	131
Foreign exchange contracts	Other long term liabilities	20,887	—

Total liability derivatives		$44,813	$1,167

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

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for Fiscal 2010 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$3,646	Cost of goods sold	$719	Cost of goods sold	$(1)
Interest rate contracts	(13,059)	Interest expense	(4,439)	Interest expense	(6,112	)(A)
Foreign exchange contracts	(752)	Net Sales	(812)	Net sales	—
Foreign exchange contracts	(4,560)	Cost of goods sold	2,481	Cost of goods sold	—

Total	$(14,725)		$(2,051)		$(6,113)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(A)	Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility. (See also Note 7, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for the period from August 31, 2009 through September 30, 2009 (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$530	Cost of goods sold	$—	Cost of goods sold	$—
Foreign exchange contracts	(127)	Net Sales	—	Net sales	—
Foreign exchange contracts	(418)	Cost of goods sold	—	Cost of goods sold	—

Total	$(15)		$—		$—

The following table summarizes the impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations for the period from October 1, 2008 through August 30, 2009 (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(4,512)	Cost of goods sold	$(11,288)	Cost of goods sold	$851
Interest rate contracts	(8,130)	Interest expense	(2,096)	Interest expense	(11,847	)(A)
Foreign exchange contracts	1,357	Net Sales	544	Net sales	—
Foreign exchange contracts	9,251	Cost of goods sold	9,719	Cost of goods sold	—
Commodity contracts	(1,313)	Discontinued operations	(2,116)	Discontinued operations	(12,803)

Total	$(3,347)		$(5,237)		$(23,799)

(A)	Included in this amount is $(6,191), reflected in the Derivatives Not Designated as Hedging Instruments Under ASC 815 table below, as a result of the de-designation of a cash flow hedge as described below.

The following table summarizes the impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations for Fiscal 2008 (Predecessor Company):

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(15,949)	Cost of goods sold	$(10,521)	Cost of goods sold	$(433)
Interest rate contracts	(5,304)	Interest expense	772	Interest expense	—
Foreign exchange contracts	752	Net Sales	(1,729)	Net sales	—
Foreign exchange contracts	2,627	Cost of goods sold	(9,293)	Cost of goods sold	—
Commodity contracts	4,669	Discontinued operations	8,925	Discontinued operations	(177)

Total	$(13,205)		$(11,846)		$(610)

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany payments and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract.

During Fiscal 2010 the Successor Company recognized the following respective gains (losses) on derivative contracts:

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Commodity contracts	$153	Cost of goods sold
Foreign exchange contracts	(42,039)	Other (income) expense, net

Total	$(41,886)

During the period from August 31, 2009 through September 30, 2009 (Successor Company) and the period from October 1, 2008 through August 30, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Interest rate contracts(A)	$—	$(6,191)	Interest expense
Foreign exchange contracts	(1,469)	3,075	Other (income) expense, net

Total	$(1,469)	$(3,116)

(A)	Amount represents portion of certain future payments related to interest rate contracts that were de-designated as cash flow hedges during the pendency of the Bankruptcy Cases.

During Fiscal 2008 the Predecessor Company recognized the following respective gains (losses) on derivative contracts:

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	(9,361)	Other (income) expense, net

Total	$(9,361)

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $75 and $32, respectively, at September 30, 2010 and September 30, 2009. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2010 and September 30, 2009, the Company had posted cash collateral of $2,363 and $1,943, respectively, related to such liability positions. In addition, at September 30, 2010 and September 30, 2009, the Successor Company had posted standby letters of credit of $4,000 and $0, respectively, related to such liability positions. The cash collateral is included in Receivables—Other within the accompanying Consolidated Statements of Financial Position.

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2010, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). During Fiscal 2010, in connection with the refinancing of its senior credit facilities, the Company terminated a portfolio of Euro-denominated interest rate swaps at a cash loss of $3,499 which was recognized as an adjustment to interest expense. The derivative net (loss) on these contracts recorded in AOCI by the Company at September 30, 2010 was $(2,675), net of tax benefit of $1,640. The derivative net gain (loss) on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2009 was $0. The derivative net (loss) on these contracts recorded in AOCI by the Predecessor Company at September 30, 2008 was $(3,604), net of tax benefit of $2,209. At September 30, 2010, the portion of derivative net (losses) estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $(1,416), net of tax.

In connection with the Company’s merger with Russell Hobbs and the refinancing of the Company’s existing senior credit facilities associated with the closing of the Merger, the Company assessed the prospective effectiveness of its interest rate cash flow hedges during fiscal 2010. As a result, during fiscal 2010, the Company ceased hedge accounting and recorded a loss of ($1,451) as an adjustment to interest expense for the change in fair value of its U.S. dollar swaps from the date of de-designation until the U.S. dollar swaps were re-designated. The Company also evaluated whether the amounts recorded in AOCI associated with the forecasted U.S. dollar swap transactions were probable of not occurring and determined that occurrence of the transactions was still reasonably possible. Upon the refinancing of the existing senior credit facility associated with the closing of the Merger, the Company re-designated the U.S. dollar swaps as cash flow hedges of certain scheduled interest rate payments on the new $750,000 U.S. Dollar Term Loan expiring June 16, 2016. At September 30, 2010, the Company believes that all forecasted interest rate swap transactions designated as cash flow hedges are probable of occurring.

The Company’s interest rate swap derivative financial instruments at September 30, 2010, September 30, 2009 and September 30, 2008 are summarized as follows:

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	2010		2009	2008
	Notional Amount	Remaining Term	Notional Amount	Notional Amount	Remaining Term
Interest rate swaps-fixed	$300,000	1.28 years	$—	$267,029	0.07 years
Interest rate swaps-fixed	$300,000	1.36 years	$—	$170,000	0.11 years
Interest rate swaps-fixed	$—	—	$—	$225,000	1.52 years
Interest rate swaps-fixed	$—	—	$—	$80,000	1.62 years

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

At September 30, 2010 the Successor Company had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. At September 30, 2009 the Successor Company had a series of foreign exchange derivative contracts outstanding through September 2010 with a contract value of $92,963. At September 30, 2008 the Predecessor Company had a series of such derivative contracts outstanding through September 2010 with a contract value of $144,776. The derivative net (loss) on these contracts recorded in AOCI by the Successor Company at September 30, 2010 was $(5,322), net of tax benefit of $2,204. The derivative net (loss) on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $(378), net of tax benefit of $167. The derivative net gain on these contracts recorded in AOCI by the Predecessor Company at September 30, 2008 was $3,591, net of tax expense of $1,482. At September 30, 2010, the portion of derivative net (losses) estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(4,596), net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2010 the Successor Company had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. At September 30, 2009 the Successor Company had a series of such swap contracts outstanding through September 2011 for 8 tons with a contract value of $11,830. At September 30, 2008, the Predecessor Company had a series of such swap contracts outstanding through September 2010 for 13 tons with a contract value of $31,030. The derivative net gain on these contracts recorded in AOCI by the Successor Company at September 30, 2010 was $2,256, net of tax expense of $1,201. The derivative net gain on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $347, net of tax expense of $183. The derivative net (loss) on these contracts recorded in AOCI by the Successor Company at September 30, 2008 was $(5,396), net of tax benefit of $2,911. At September 30, 2010, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,251, net of tax.

The Company was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing processes in the growing products portion of the Home and Garden Business. During the period from October 1, 2008 through August 30, 2009 (Predecessor Company) $(2,116) of pretax derivative gains (losses) were recorded as an adjustment to Loss from Discontinued operations, net of tax, for swap or option contracts settled at maturity. During Fiscal 2008, $8,925 of pretax derivative gains were recorded as an adjustment to Loss from discontinued operations by the Predecessor Company for swap or option contracts settled at maturity. The hedges are generally highly effective; however, during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, $(12,803) and $(177), respectively, of pretax derivative gains (losses), were recorded as an adjustment to Loss from discontinued operations, net of tax, by the Predecessor Company for ineffectiveness. The ineffectiveness during the period from October 1, 2008 through August 30, 2009, was due to the shutdown of the growing products portion of the Home and Garden Business and the determination that the forecasted transactions were probable of not occurring. The Successor Company had no such swap contracts outstanding as of September 30, 2009 and no related gain (loss) recorded in AOCI.

Derivative Contracts

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2010 and September 30, 2009 the Company had $333,562 and $37,478, respectively, of such foreign exchange derivative notional value contracts outstanding.

During the Predecessor Company’s eleven month period ended August 30, 2009, as a result of the Bankruptcy Cases, the Company determined that previously designated cash flow hedge relationships associated with interest rate swaps became ineffective as of the Company’s Petition Date. Further, the Company’s senior secured term credit agreement was amended in connection with the implementation of the Plan, and accordingly the underlying transactions did not occur as originally forecasted. As a result, the Predecessor Company reclassified approximately $(6,191), pretax, of (losses) from AOCI as an adjustment to Interest expense during the period from October 1, 2008 through August 30, 2009. As a result, the portion of derivative net losses to be reclassified from AOCI into earnings over the next 12 months was $0. The Predecessor Company’s related derivative contracts were terminated during the pendency of the Bankruptcy Cases and settled at a loss on the Effective Date.

(r) Fair Value of Financial Instruments

ASC Topic 820: “Fair Value Measurements and Disclosures,” (“ASC 820”), establishes a new framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instruments assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the year.

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

The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The Company’s net derivative portfolio as of September 30, 2010, contains Level 2 instruments and represents commodity, interest rate and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$3,914	$—	$3,914

Total Assets	$—	$3,914	$—	$3,914

Liabilities:
Interest rate contracts	$—	$(6,627)	$—	$(6,627)
Foreign exchange contracts, net	—	(38,111)	$—	(38,111)

Total Liabilities	$—	$(44,738)	$—	$(44,738)

The Company’s net derivative portfolio as of September 30, 2009, contains Level 2 instruments and represents commodity and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$3,415	$—	$3,415

Total Assets	$—	$3,415	$—	$3,415

Liabilities:
Foreign exchange contracts, net	$—	$(797)	$—	$(797)

Total Liabilities	$—	$(797)	$—	$(797)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

Goodwill, intangible assets and other long-lived assets are also tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3). The Company did not record any impairment changes related to goodwill, intangible assets or other long-lived assets during Fiscal 2010. (See also Note 3(i), Significant Accounting Policies — Intangible Assets, for further details on impairment testing.)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,743,767)	$(1,868,754)	$(1,583,535)	$(1,592,987)
Interest rate swap agreements	(6,627)	(6,627)	—	—
Commodity swap and option agreements	3,914	3,914	3,415	3,415
Foreign exchange forward agreements	(38,111)	(38,111)	(797)	(797)

(s) Environmental Expenditures

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

(t) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(u) Comprehensive Income

Comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of net foreign investments, derivative financial instruments designated as cash flow hedges and additional minimum pension liabilities associated with the Company’s pension. Except for the currency translation impact of the Company’s intercompany debt of a long-term nature, the Company does not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be permanently reinvested.

Amounts recorded in AOCI on the accompanying Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for Fiscal 2010, Fiscal 2009 and Fiscal 2008 are net of the following tax (benefit) expense amounts:

	Pension Adjustment	Cash Flow Hedges	Translation Adjustment	Total
2010 (Successor Company)	$(6,141)	$(2,659)	$(1,566)	$(10,366)
2009 (Successor Company)	$247	$16	$319	$582
2009 (Predecessor Company)	$(497)	$5,286	$(40)	$4,749
2008 (Predecessor Company)	$(1,139)	$(4,765)	$(318)	$(6,222)

(v) Stock Compensation

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

In September 2009, the Successor Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger the 2009 Plan was assumed by SB Holdings. Up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan, provided that a majority of the holders of the common stock of the Company eligible to vote thereon approve the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (“2011 Plan”) prior to October 21, 2011.

In conjunction with the Merger, the SB Holdings adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “2007 RH Plan”). Up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the 2007 RH Plan, provided that a majority of the holders of the common stock of the Company eligible to vote thereon approve the 2011 Plan prior to October 21, 2011.

On October 21, 2010, the SB Holdings’ Board of Directors adopted the 2011 Plan, subject to shareholder approval prior to October 21, 2011 and SB Holdings to submit the 2011 Plan for shareholder approval in connection with its next Annual Meeting. Upon such shareholder approval, no further awards will be granted under the 2009 Plan and the 2007 RH Plan. 4,626 shares of common stock of SB Holdings, net of cancellations, may be issued under the 2011 Plan. While SB Holdings has begun granting

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

awards under the 2011 Plan, the 2011 Plan (and awards granted thereunder) are subject to the approval by a majority of the holders of the common stock of SB Holdings eligible to vote thereon prior to October 21, 2011.

Under ASC Topic 718: “Compensation-Stock Compensation,” (“ASC 718”), the Company is required to recognize expense related to the fair value of its employee stock awards.

Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during Fiscal 2010 was $16,574 or $10,839, net of taxes. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the accompanying Consolidated Statements of Operations, of which $2,141 or $1,392 net of taxes, was included in Restructuring and related charges primarily related to the accelerated vesting of certain awards related to terminated employees. The Successor Company recorded no stock compensation expense during the period from August 31, 2009 through September 30, 2009.

Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Predecessor Company during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 was $2,636 and $5,098 or $1,642 and $3,141, net of taxes, respectively. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the accompanying Consolidated Statements of Operations, of which $0 and $433 or $0 and $267, net of taxes, was included in Restructuring and related charges during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, primarily related to the accelerated vesting of certain awards related to terminated employees.

The Successor Company granted approximately 939 shares of restricted stock during Fiscal 2010. Of these grants, 271 restricted stock units were granted in conjunction with the Merger and are time-based and vest over a one year period. The remaining 668 shares are restricted stock grants that are time based and vest as follows: (i) 18 shares vest over a one year period; (ii) 611 shares vest over a two year period; and (iii) 39 shares vest over a three year period. The total market value of the restricted shares on the date of the grant was approximately $23,299.

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

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Successor Company’s non-vested restricted stock as of September 30, 2010 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2009	—	$—	$—
Granted	939	24.82	23,299
Vested	(244)	23.59	(5,763)

Restricted stock at September 30, 2010	695	$25.23	$17,536

(w) Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 14, Restructuring and Related Charges, for a more complete discussion of restructuring initiatives and related costs).

(x) Acquisition and Integration Related Charges

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

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2010:

2010
Legal and professional fees	$24,962
Employee termination charges	9,713
Integration costs	3,777

Total Acquisition and integration related charges	$38,452

(y) Adoption of New Accounting Pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. The guidance, among other things, requires companies to provide disclosures relating to the gross amount of goodwill and accumulated goodwill impairment losses. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The Company adopted the new guidance beginning October 1, 2009. The Company merged with Russell Hobbs during Fiscal 2010. (See Note 15, Acquisition, for information relating to the Merger with Russell Hobbs.)

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The Company adopted this new guidance at September 30, 2010, the fair value measurement date of its defined benefit pension and retiree medical plans. (See Note 10, Employee Benefit Plans, for the applicable disclosures.)

Revenue Recognition — Multiple-Element Arrangements

In October 2009, the FASB issued new accounting guidance addressing the accounting for multiple-deliverable arrangements to enable entities to account for products or services (deliverables) separately rather than as a combined unit. The provisions establish the accounting and reporting guidance for arrangements under which the entity will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The provisions are effective for the Company’s financial statements for the fiscal year that began October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

z) Subsequent Events

ASC 855, “Subsequent Events,” (“ASC 855”). ASC 855 establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. The Company has evaluated subsequent events through December 14, 2010, which is the date these financial statements were issued.

(4) Inventory

Inventories consist of the following:

	September 30,
	2010	2009
Raw materials	$62,857	$64,314
Work-in-process	28,239	27,364
Finished goods	439,246	249,827

	$530,342	$341,505

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2010	2009
Land, buildings and improvements	$79,935	$75,997
Machinery, equipment and other	157,172	135,639
Construction in progress	24,037	6,231

	261,144	217,867
Less accumulated depreciation	59,980	5,506

	$201,164	$212,361

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(6) Goodwill and Intangible Assets

Intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Small Appliances	Total
Goodwill:
Balance at September 30, 2008 (Predecessor Company)	$117,649	$—	$117,819	$—	$235,468
Additions	2,762	—	—	—	2,762
Effect of translation	369	—	306	—	675

Balance at August 30, 2009 (Predecessor Company)	$120,780	$—	$118,125	$—	$238,905
Fresh-start adjustments	60,029	187,887	41,239	—	289,155

Balance at August 30, 2009 (Successor Company)	$180,809	$187,887	$159,364	$—	$528,060
Adjustments for release of valuation allowance	(30,363)	(17,080)	—	—	(47,443)
Effect of translation	1,847	—	884	—	2,731

Balance at September 30, 2009 (Successor Company)	$152,293	$170,807	$160,248	$—	$483,348
Additions due to Russell Hobbs Merger	—	—	—	120,079	120,079
Effect of translation	(2,715)	—	(2,892)	2,235	(3,372)

Balance at September 30, 2010 (Successor Company)	$149,578	$170,807	$157,356	$122,314	$600,055

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2008 (Predecessor Company)	$286,260	$57,000	$218,345	$—	$561,605
Reclassification(A)	—	(12,000)	—	—	(12,000)
Impairment charge	(15,391)	(500)	(18,500)	—	(34,391)
Effect of translation	(240)	—	(214)	—	(454)

Balance at August 30, 2009 (Predecessor Company)	$270,629	$44,500	$199,631	$—	$514,760
Fresh-start adjustments	130,371	31,500	10,869	—	172,740

Balance at August 30, 2009 (Successor Company)	$401,000	$76,000	$210,500	$—	$687,500
Effect of translation	983	—	1,753	—	2,736

Balance at September 30, 2009 (Successor Company)	$401,983	$76,000	$212,253	$—	$690,236
Additions due to Russell Hobbs Merger	—	—	—	170,930	170,930
Effect of translation	(3,878)	—	(6,920)	7,110	(3,688)

Balance at September 30, 2010 (Successor Company)	$398,105	$76,000	$205,333	$178,040	$857,478

Intangible Assets Subject to Amortization
Balance at September 30, 2008, net (Predecessor Company)	$11,829	$58,357	$111,018	$—	$181,204
Additions(A)	500	12,000	32	—	12,532
Disposals(B)	—	(11,595)	—	—	(11,595)
Amortization during period	(975)	(6,297)	(11,827)	—	(19,099)
Effect of translation	(129)	—	(623)	—	(752)

Balance at August 30, 2009, net (Predecessor Company)	$11,225	$52,465	$98,600	$—	$162,290
Fresh-start adjustments	342,775	120,535	146,400	—	609,710

Balance at August 30, 2009, net (Successor Company)	$354,000	$173,000	$245,000	$—	$772,000
Amortization during period	(1,528)	(729)	(1,256)	—	(3,513)
Effect of translation	1,961	—	1,261	—	3,222

Balance at September 30, 2009, net (Successor Company)	$354,433	$172,271	$245,005	$—	$771,709
Additions due to Russell Hobbs Merger	—	—	—	192,397	192,397
Amortization during period	(17,755)	(8,750)	(14,861)	(4,554)	(45,920)
Effect of translation	(3,562)	—	(3,876)	1,134	(6,304)

Balance at September 30, 2010, net (Successor Company)	$333,116	$163,521	$226,268	$188,977	$911,882

Total Intangible Assets, net at September 30, 2010 (Successor Company)	$731,221	$239,521	$431,601	$367,017	$1,769,360

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(A)	During the first quarter of Fiscal 2009, the Company reclassified $12,000 of trade names intangible assets not subject to amortization related to the growing products portion of the Home and Garden Business to intangible assets subject to amortization as such trade names had been assigned a useful life through the term of the shutdown period. The Company completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. (See Note 9, Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business).
(B)	During the second quarter of Fiscal 2009, the Company reclassified the growing products portion of the Home and Garden Business to discontinued operations as the Company completed the shutdown of the business during that period. The Company disposed of all intangible assets related to the growing products portion of the Home and Garden Business. (See Note 9, Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business).

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $60,792, net of accumulated amortization of $6,305 at September 30, 2010 and $62,985, net of accumulated amortization of $515 at September 30, 2009. The Company trade names subject to amortization relate to the valuation under fresh-start reporting and the Merger with Russell Hobbs. The carrying value of these trade names was $145,939, net of accumulated amortization of $3,750 at September 30, 2010 and $490, net of accumulated amortization of $10 at September 30, 2009. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $705,151, net of accumulated amortization of $35,865 at September 30, 2010 and $708,234, net of accumulated amortization of $2,988 at September 30, 2009. The useful life of the Company’s intangible assets subject to amortization are 8 years for technology assets related to the Global Pet Supplies segment, 9 to 11 years for technology assets related to the Small Appliances segment, 17 years for technology assets associated with the Global Batteries & Personal Care segment, 20 years for customer relationships of Global Batteries & Personal Care, Home and Garden and Global Pet Supplies, 15 years for Small Appliances customer relationships, 12 years for a trade name within the Small Appliances segment and 4 years for a trade name within the Home and Garden segment.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2010, the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 the Company conducted impairment testing of goodwill and indefinite-lived intangible assets. As a result of this testing the Company recorded non-cash pretax impairment charges of approximately $34,391 and $861,234 in the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively. The $34,391 recorded during the period from October 1, 2008 through August 30, 2009 related to impaired trade name intangible assets. Of the Fiscal 2008 impairment, approximately $601,934 of the charge related to impaired goodwill and $259,300 related to impaired trade name intangible assets. (See also Note 3(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charges).

The Company has designated the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business as discontinued operations. In accordance with ASC 360, long-lived assets to be disposed are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2008, the Company recorded a non-cash pretax charge of $5,700 in discontinued operations to reduce the carrying value of intangible assets related to the growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business. (See also Note 9, Discontinued Operations, for additional information relating to this impairment charge).

The amortization expense related to intangibles subject to amortization for the Successor Company for Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, and the Predecessor Company for the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 is as follows:

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008(A)
Proprietary technology amortization	$6,305	$515	$3,448	$3,934
Customer list amortization	35,865	2,988	14,920	23,327
Trade names amortization	3,750	10	731	426

	$45,920	$3,513	$19,099	$27,687

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(A)	Fiscal 2008 includes amortization expense related to the year ended September 30, 2007 (“Fiscal 2007”), as a result of the reclassification of the Home and Garden Business as a continuing operation during Fiscal 2008. (See also Note 11, Segment Results, for further details on amortization expense related to the Home and Garden Business).

The Company estimates annual amortization expense for the next five fiscal years will approximate $55,630 per year.

(7) Debt

Debt consists of the following:

	September 30, 2010		September 30, 2009
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, expiring June 16, 2016	$750,000	8.1%	$—	—
9.5% Senior Secured Notes, due June 15, 2018	750,000	9.5%	—	—
Term Loan B, U.S. Dollar	—	—	973,125	8.1%
Term Loan, Euro	—	—	371,874	8.6%
12% Notes, due August 28, 2019	245,031	12.0%	218,076	12.0%
ABL Revolving Credit Facility, expiring June 16, 2014	—	4.1%	—	—
Old ABL revolving credit facility	—	—	33,225	6.6%
Supplemental Loan	—	—	45,000	17.7%
Other notes and obligations	13,605	10.8%	5,919	6.2%
Capitalized lease obligations	11,755	5.2%	12,924	4.9%

	1,770,391		1,660,143
Original issuance discounts on debt	(26,624)		—
Fair value adjustment as a result of fresh-start reporting	—		(76,608)
Less current maturities	20,710		53,578

Long-term debt	$1,723,057		$1,529,957

The Successor Company’s aggregate scheduled maturities of debt as of September 30, 2010 are as follows:

2011	$20,710
2012	35,254
2013	39,902
2014	39,907
2015	39,970
Thereafter	1,594,648

$1,770,391

The Company’s aggregate capitalized lease obligations included in the amounts above are payable in installments of $990 in 2011, $745 in 2012, $725 in 2013, $740 in 2014, $803 in 2015 and $7,752 thereafter.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

The Term Loan was issued at a 2.00% discount and was recorded net of the $15,000 amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Senior Credit Agreement. During Fiscal 2010, the Company recorded $25,968 of fees in connection with the Senior Credit Agreement. The fees are classified as Debt issuance costs within the accompanying Consolidated Statement of Financial Position as of September 30, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the Senior Credit Agreement.

At September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $750,000.

At September 30, 2009, the aggregate amount outstanding under the Prior Term Facility totaled a U.S. Dollar equivalent of $1,391,459, consisting of principal amounts of $973,125 under the U.S. Dollar Term B Loan, €254,970 under the Euro Facility (USD $371,874 at September 30, 2009) as well as letters of credit outstanding under the L/C Facility totaling $46,460.

9.5% Notes

At September 30, 2010, the Company had outstanding principal of $750,000 under the 9.5% Notes maturing June 15, 2018.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, the Company recorded $20,823 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Consolidated Statement of Financial Position as of September 30, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, the Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Company may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Prior Term Facility, the Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. As a result of the refinancing of the Prior Term Facility the Company is no longer required to make interest payments as payment in kind after the semi-annual interest payment date of August 28, 2010. Effective with the payment date of August 28, 2010 the Company gave notice to the trustee that the interest payment due February 28, 2011 would be made in cash. During Fiscal 2010, the Company reclassified $26,955 of accrued interest from Other long term liabilities to principal in connection with the PIK provision of the 12% Notes.

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

At September 30, 2010 and September 30, 2009, the Company had outstanding principal of $245,031 and $218,076, respectively, under the 12% Notes.

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

The Company is subject to certain limitations as a result of the Company’s Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, Spectrum Brands and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

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

During Fiscal 2010 the Company recorded $2,966 of fees in connection with the consent. The fees are classified as Debt issuance costs within the accompanying Consolidated Statement of Financial Position as of September 30, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the 12% Notes effective with the closing of the Merger.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

The ABL Revolving Credit Facility carries an interest rate, at the Company’s option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 2.75% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus currently 3.75% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility will mature on June 16, 2014. Pursuant to the credit and security agreement the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During Fiscal 2010 the Company recorded $9,839 of fees in connection with the ABL Revolving Credit Facility. The fees are classified as Debt issuance costs within the accompanying Consolidated Statement of Financial Position as of September 30, 2010 and will be amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at September 30, 2010, the Company had aggregate borrowing availability of approximately $225,255, net of lender reserves of $28,972.

At September 30, 2010, the Company had outstanding letters of credit of $36,969 under the ABL Revolving Credit Facility.

At September 30, 2009, the Company had an aggregate amount outstanding under its then-existing asset based revolving loan facility of $84,225 which included a supplemental loan of $45,000 and $6,000 in outstanding letters of credit.

(8) Income Taxes

Income tax (benefit) expense was calculated based upon the following components of (loss) income from continuing operations before income tax:

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Pretax (loss) income:
United States	$(229,910)	$(28,043)	$936,379	$(654,003)
Outside the United States	106,079	8,043	186,975	(260,815)

Total pretax (loss) income	$(123,831)	$(20,000)	$1,123,354	$(914,818)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The components of income tax expense (benefit) are as follows:

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Current:
Foreign	44,481	$3,111	$24,159	$20,964
State	2,907	282	(364)	2,089

Total current	47,388	3,393	23,795	23,053
Deferred:
Federal	22,119	49,790	(1,599)	27,109
Foreign	(6,514)	(1,266)	1,581	(63,064)
State	196	(724)	(1,166)	3,442

Total deferred	15,801	47,800	(1,184)	(32,513)

Income tax (benefit) expense	$63,189	$51,193	$22,611	$(9,460)

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Permanent items	(2.1)	5.9	1.0	(0.7)
Foreign statutory rate vs. U.S. statutory rate	8.1	3.6	(0.8)	(1.8)
State income taxes, net of federal benefit	4.0	3.9	(0.6)	1.4
Net nondeductible (deductible) interest expense	—	—	—	0.2
ASC 350 Impairment	—	—	—	(11.2)
Fresh-start reporting valuation adjustment(A)	—	—	(33.9)	—
Gain on settlement of liabilities subject to compromise	—	—	4.5	—
Professional fees incurred in connection with Bankruptcy Filing	—	—	1.4	—
Residual tax on foreign earnings	(7.5)	(284.7)	—	(0.5)
Valuation allowance(B)	(73.3)	(7.4)	(4.6)	(23.5)
Reorganization items	(6.1)	—	—	—
Unrecognized tax benefits	(2.6)	(9.3)	—	(0.1)
Inflationary adjustments	(2.8)	(1.1)	—	—
Deferred tax correction of immaterial prior period error	(4.8)	—	—	—
Other	1.1	(1.9)	—	2.2

	(51.0)%	(256.0)%	2.0%	1.0%

(A)	Includes the adjustment to the valuation allowance resulting from fresh-start reporting.
(B)	Includes the adjustment to the valuation allowance resulting from the Plan.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	Successor Company
	September 30,
	2010	2009
Current deferred tax assets:
Employee benefits	$21,770	$20,908
Restructuring	6,486	11,396
Inventories and receivables	13,484	9,657
Marketing and promotional accruals	5,783	5,458
Other	22,712	13,107
Valuation allowance	(28,668)	(16,413)

Total current deferred tax assets	41,567	44,113
Current deferred tax liabilities:
Inventory	(1,947)	(11,560)
Other	(3,885)	(4,416)

Total current deferred tax liabilities	(5,832)	(15,976)

Net current deferred tax assets	$35,735	$28,137

Noncurrent deferred tax assets:
Employee benefits	$17,599	$3,564
Restructuring and purchase accounting	20,541	26,921
Marketing and promotional accruals	1,311	845
Net operating loss and credit carry forwards	513,779	291,642
Prepaid royalty	9,708	14,360
Property, plant and equipment	3,207	2,798
Unrealized losses	4,202	—
Other	14,335	17,585
Valuation allowance	(302,268)	(116,275)

Total noncurrent deferred tax assets	282,414	241,440
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(13,862)	(19,552)
Unrealized gains	—	(15,275)
Intangibles	(544,478)	(430,815)
Other	(1,917)	(3,296)

Total noncurrent deferred tax liabilities	(560,257)	(468,938)

Net noncurrent deferred tax liabilities	$(277,843)	$(227,498)

Net current and noncurrent deferred tax liabilities	$(242,108)	$(199,361)

During Fiscal 2010, the Company recorded residual U.S. and foreign taxes on approximately $26,600 of distributions of foreign earnings resulting in an increase in tax expense of approximately $9,312. These distributions were primarily non-cash deemed distributions under U.S. tax law. During the period from August 31, 2009 through September 30, 2009, the Successor Company recorded residual U.S. and foreign taxes on approximately $165,937 of actual and deemed distributions of foreign earnings resulting in an increase in tax expense of approximately $58,295. The Company made these distributions, which were primarily non-cash, to reduce the U.S. tax loss for Fiscal 2009 as a result of section 382 considerations. Remaining undistributed earnings of the Company’s foreign operations amounting to approximately $302,447 and $156,270 at September 30, 2010 and September 2009, respectively, are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2010 and September 30, 2009. If at some future date, these earnings cease to be permanently invested the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts. If such earnings were not considered permanently reinvested, a deferred tax liability of approximately $109,189 would be required.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The Company, as of September 30, 2010, has U.S. federal and state net operating loss carryforwards of approximately $1,087,489 and $936,208, respectively. These net operating loss carryforwards expire through years ending in 2031. The Company has foreign loss carryforwards of approximately $195,456 which will expire beginning in 2011. Certain of the foreign net operating losses have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its net operating losses that arose prior to its emergence from bankruptcy. The Company has had multiple changes of ownership, as defined under IRC Section 382, that subject the Company’s U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Based on these factors, the Company projects that $296,160 of the total U.S. federal and $462,837 of the state net operating loss carryforwards will expire unused. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. The Company also projects that $37,542 of the total foreign loss carryforwards will expire unused. The Company has provided a full valuation allowance against those deferred tax assets.

The Predecessor Company recognized income tax expense of approximately $124,054 related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the period from October 1, 2008 through August 30, 2009. The Company, has, in accordance with the IRC Section 108 reduced its net operating loss carryforwards for cancellation of debt income that arose from its emergence from Chapter 11 of the Bankruptcy Code, under IRC Section 382(1)(6).

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2010 and September 30, 2009, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $330,936 and $132,688, respectively. As of September 30, 2010 and September 30, 2009, approximately $299,524 and $108,493, respectively related to U.S. net deferred tax assets, and approximately $31,412 and $24,195, respectively, related to foreign net deferred tax assets. The increase in the allowance during Fiscal 2010 totaled approximately $198,248, of which approximately $191,031 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $7,217 related to a decrease in the valuation allowance against foreign net deferred tax assets. In connection with the Merger, the Company established additional valuation allowance of approximately $103,790 related to acquired net deferred tax assets as part of purchase accounting. This amount is included in the $198,248 above.

The total amount of unrecognized tax benefits on the Successor Company’s Consolidated Statements of Financial Position at September 30, 2010 and September 30, 2009 are $12,808 and $7,765, respectively, that if recognized will affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Successor Company as of September 30, 2009 and September 30, 2010 had approximately $3,021 and $5,860, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statements of Operations for the period from October 1, 2008 through August 30, 2009 (Predecessor Company) and the period from August 31, 2009 through September 30, 2009 (Successor Company) was not material. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2010 was a net increase to income tax expense of $1,527. In connection with the Merger, the Company recorded additional unrecognized tax benefits of approximately $3,299 as part of purchase accounting.

As of September 30, 2010, certain of the Company’s Canadian, German, and Hong Kong legal entities are undergoing tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

The following table summarizes the changes to the amount of unrecognized tax benefits of the Predecessor Company for the period from October 1, 2008 through August 30, 2009 and the Successor Company for the period from August 31, 2009 through September 30, 2009 and Fiscal 2010:

Unrecognized tax benefits at September 30, 2008 (Predecessor Company)	$6,755
Gross increase – tax positions in prior period	26
Gross decrease – tax positions in prior period	(11)
Gross increase – tax positions in current period	1,673
Lapse of statutes of limitations	(807)

Unrecognized tax benefits at August 30, 2009 (Predecessor Company)	$7,636
Gross decrease – tax positions in prior period	(15)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Gross increase – tax positions in current period	174
Lapse of statutes of limitations	(30)

Unrecognized tax benefits at September 30, 2009 (Successor Company)	$7,765
Russell Hobbs acquired unrecognized tax benefits	3,251
Gross decrease – tax positions in prior period	(904)
Gross increase – tax positions in current period	3,390
Lapse of statutes of limitations	(694)

Unrecognized tax benefits at September 30, 2010 (Successor Company)	$12,808

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom, and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2006 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2006 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2007, 2008 and 2009 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

In the U.S. federal tax filings for years prior to and including Russell Hobbs fiscal year ended June 30, 2008, are closed. However, the federal net operating loss carryforwards for Russell Hobbs fiscal year ended June 30, 2008 is subject to examination by the IRS until the year that such net operating losses are utilized and those years are closed for audit.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, the Predecessor Company, as a result of its testing, recorded non-cash pre tax impairment charges of $34,391 and $861,234, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of $12,965 and $142,877 during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, as a result of a significant portion of the impaired assets not being deductible for tax purposes in 2008.

During Fiscal 2010 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to deferred taxes in certain foreign jurisdictions. We believe the correction of this error to be both quantitatively and qualitatively immaterial to our annual results for fiscal 2010 or to any of our previously issued financial statements. The impact of the correction was an increase to income tax expense and a decrease to deferred tax assets of approximately $5,900.

(9) Discontinued Operations

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

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for Fiscal 2010, the period from August 31, 2009 through September 30, 2009, the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively:

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	Successor Company		Predecessor Company
	2010	Period From August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Net sales	$—	$—	$31,306	$261,439

Income (loss) from discontinued operations before income taxes	$(2,512)	$408	$(91,293)	$(27,124)
Provision for income tax expense (benefit)	223	—	(4,491)	(2,182)

Income (loss) from discontinued operations, net of tax	$(2,735)	$408	$(86,802)	$(24,942)

The presentation herein of the results of continuing operations has been changed to exclude the Canadian division of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for Fiscal 2008:

Predecessor Company
2008
Net sales	$4,732

Loss from discontinued operations before income taxes	$(1,896)
Provision for income tax benefit	(651)

Loss from discontinued operations (including loss on disposal of $1,087 in 2008), net of tax	$(1,245)

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

(10) Employee Benefit Plans

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

The recognition and disclosure provisions of ASC Topic 715: “Compensation-Retirement Benefits,” (“ASC 715”) requires recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and to recognize changes in that funded status in AOCI in the year in which the adoption occurs. The measurement date provisions of ASC 715, became effective during Fiscal 2009 and the Company now measures all of its defined benefit pension and postretirement plan assets and obligations as of September 30, which is the Company’s fiscal year end.

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred Compensation Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$132,752	$112,444	$476	$402
Obligations assumed from Merger with Russell Hobbs	54,468	—	—	—
Service cost	2,479	2,279	9	6
Interest cost	8,239	7,130	26	26
Actuarial (gain) loss	25,140	17,457	25	51
Participant contributions	495	334	—	—
Benefits paid	(6,526)	(6,353)	(9)	(9)
Foreign currency exchange rate changes	(2,070)	(539)	—	—

Benefit obligation, end of year	$214,977	$132,752	$527	$476

Change in plan assets
Fair value of plan assets, beginning of year	$78,345	$70,412	$—	$—
Assets acquired from Merger with Russell Hobbs	38,458	—	—	—
Actual return on plan assets	7,613	1,564	—	—
Employer contributions	6,234	9,749	9	9
Employee contributions	2,127	3,626	—	—
Benefits paid	(6,526)	(6,353)	(9)	(9)
Plan expenses paid	(237)	(222)	—	—
Foreign currency exchange rate changes	(448)	(431)	—	—

Fair value of plan assets, end of year	$125,566	$78,345	$—	$—

Accrued Benefit Cost	$(89,411)	$(54,407)	$(527)	$(476)

Weighted-average assumptions:
Discount rate	4.2%-13.6%	5.0%-11.8%	5.0%	5.5%
Expected return on plan assets	4.5%-8.8%	4.5%-8.0%	N/A	N/A
Rate of compensation increase	0%-5.5%	0%-4.6%	N/A	N/A

The net underfunded status as of September 30, 2010 and September 30, 2009 of $89,411 and $54,407, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Successor Company’s AOCI as of September 30, 2010 and September 30, 2009 are unrecognized net (losses) gains of $(17,197), net of tax benefit (expense) of $5,894 and $576 net of tax benefit (expense) of $(247), respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2011 is $388.

At September 30, 2010, the Company’s total pension and deferred compensation benefit obligation of $214,977 consisted of $62,126 associated with U.S. plans and $152,851 associated with international plans. The fair value of the Company’s assets of $125,566 consisted of $44,284 associated with U.S. plans and $81,282 associated with international plans. The weighted average

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

discount rate used for the Company’s domestic plans was approximately 5% and approximately 4.8% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 3.3% for its international plans.

At September 30, 2009, the Company’s total pension and deferred compensation benefit obligation of $132,752 consisted of $44,842 associated with U.S. plans and $87,910 associated with international plans. The fair value of the Company’s assets of $78,345 consisted of $33,191 associated with U.S. plans and $45,154 associated with international plans. The weighted average discount rate used for the Company’s domestic and international plans was approximately 5.5%. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 8.0% and approximately 5.4% for its international plans.

	Pension and Deferred Compensation Benefits				Other Benefits
	Successor Company		Predecessor Company		Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Components of net periodic benefit cost
Service cost	$2,479	$211	$2,068	$2,616	$9	$1	$8	$13
Interest cost	8,239	612	6,517	6,475	26	2	24	27
Expected return on assets	(5,774)	(417)	(4,253)	(4,589)	—	—	—	—
Amortization of prior service cost	535	—	202	371	—	—	—	—
Amortization of transition obligation	207	—	—	—	—	—	—	—
Curtailment loss	—	—	300	11	—	—	—	—
Recognized net actuarial loss (gain)	613	—	37	136	(58)	(5)	(53)	(61)

Net periodic cost (benefit)	$6,299	$406	$4,871	$5,020	$(23)	$(2)	$(21)	$(21)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.

Below is a summary allocation of all pension plan assets along with expected long-term rates of return by asset category as of the measurement date.

	Weighted Average Allocation
	Target	Actual
Asset Category	2010	2010	2009
Equity Securities	0-60%	43%	46%
Fixed Income Securities	0-40%	22%	16%
Other	0-100%	35%	38%

Total	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.5%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2010 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The Company’s Other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom, Germany and the Netherlands.

The Company’s expected future pension benefit payments for Fiscal 2011 through its fiscal year 2020 are as follows:

2011	$6,979
2012	7,384
2013	7,716
2014	8,009
2015	8,366
2016 to 2020	50,826

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2010 segregated by level within the fair value hierarchy (See Note 3(r), Significant Accounting Policies—Fair Value of Financial Instruments, for discussion of the fair value hierarchy and fair value principles):

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$—	$28,168	$—	$28,168
Common collective trust—fixed income	—	16,116	—	16,116

Total U.S. Defined Benefit Plan Assets	$—	$44,284	$—	$44,284

International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$28,090	$—	$28,090
Common collective trust—fixed income	—	9,725	—	9,725
Insurance contracts—general fund	—	40,347	—	40,347
Other	—	3,120	—	3,120

Total International Defined Benefit Plan Assets	$—	$81,282	$—	$81,282

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Prior to April 1, 2009 the Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Company suspended all contributions to its U.S. subsidiaries defined contribution pension plans effective April 1, 2009 through December 31, 2009. Effective January 1, 2010 the Company reinstated its annual contribution as described above. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Successor Company contributions charged to operations, including discretionary amounts, for Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 were $3,464 and $44, respectively. Predecessor Company contributions charged to operations, including discretionary amounts, for the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 were $2,623 and $5,083, respectively.

(11) Segment Information

The Company manages its business in four vertically integrated, product-focused reporting segments; (i) Global Batteries & Personal Care; (ii) Global Pet Supplies; (iii) the Home and Garden Business; and (iv) Small Appliances.

On June 16, 2010, the Company completed the Merger with Russell Hobbs. The results of Russell Hobbs operations since June 16, 2010 are in included in the Company’s Consolidated Statement of Operations . The financial results are reported as a separate business segment, Small Appliances.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Segment information for the Successor Company for Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 and the Predecessor Company for the period from October 1, 2008 through August 30, 2009 and Fiscal 2008 is as follows:

Net sales to external customers

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Global Batteries & Personal Care	$1,427,870	$146,139	$1,188,902	$1,493,736
Global Pet Supplies	560,501	56,270	517,601	598,618
Home and Garden Business	341,064	17,479	304,145	334,217
Small Appliances	237,576	—	—	—

Total segments	$2,567,011	$219,888	$2,010,648	$2,426,571

Depreciation and amortization

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Global Batteries & Personal Care	$51,374	$4,728	$21,933	$32,535
Global Pet Supplies	28,303	2,580	19,832	22,891
Home and Garden Business(A)	14,418	1,320	11,073	21,636
Small Appliances	6,418	—	—	—

Total segments	100,513	8,628	52,838	77,062
Corporate	16,803	43	5,642	7,959

Total Depreciation and amortization	$117,316	$8,671	$58,480	$85,021

(A)	Fiscal 2008 includes depreciation and amortization expense of $10,821 related to Fiscal 2007 as a result of the reclassification of the Home and Garden Business as a continuing operation during Fiscal 2008.

Segment profit

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Global Batteries & Personal Care	$152,757	$5,675	$159,400	$162,889
Global Pet Supplies	55,646	3,178	61,455	68,885
Home and Garden Business(A)	50,881	(4,573)	46,458	29,458
Small Appliances	13,081	—	—	—

Total segments	272,365	4,280	267,313	261,232
Corporate expenses	40,665	2,442	32,037	45,246
Acquisition and integration related charges	38,452	—	—	—
Restructuring and related charges	24,118	1,729	44,080	39,337
Goodwill and intangibles impairment	—	—	34,391	861,234
Interest expense	277,015	16,962	172,940	229,013
Other (income) expense, net	12,300	(815)	3,320	1,220

Loss from continuing operations before reorganization items income taxes	$(120,185)	$(16,038)	$(19,455)	$(914,818)

(A)	Fiscal 2008 includes depreciation and amortization expense of $10,821 related to Fiscal 2007 as a result of the reclassification of the Home and Garden Business from a discontinued operation to a continuing operation during Fiscal 2008.

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar is the functional currency for the Company’s Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses are reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to the Venezuelan subsidiary were reflected in Shareholders’ equity as a component of AOCI.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods moved to an exchange rate of 4.3 to the U.S. dollar. Some of the Company’s imported products fall into the essential classification and qualify for the 2.6 rate; however, the Company’s overall results in Venezuela were reflected at the 4.3 rate expected to be applicable to dividend repatriations beginning in the second quarter of Fiscal 2010. As a result, the Company remeasured the local statement of financial position of its Venezuela entity during the second quarter of Fiscal 2010 to reflect the impact of the devaluation. Based on actual exchange activity, the Company determined on September 30, 2010 that the most likely method of exchanging its Bolivar fuertes for U.S. dollars will be to formally apply with the Venezuelan government to exchange funds through commercial banks at the SITME rate specified by the Central Bank of Venezuela. The SITME rate as of September 30, 2010 was quoted at 5.3 Bolivar fuerte per U.S. dollar. Therefore, the Company changed the rate used to remeasure Bolivar fuerte denominated transactions as of September 30, 2010 from the official non-essentials exchange rate to the 5.3 SITME rate in accordance with ASC 830, “Foreign Currency Matters” as it is the expected rate that exchanges of Bolivar fuerte to U.S. dollars will be settled. There is also an ongoing immaterial impact related to measuring the Company’s Venezuelan statement of operations at the new exchange rate of 5.3 to the U.S. dollar.

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $1,486 reduction to the Company’s operating income during Fiscal 2010. The Company also reported a foreign exchange loss in Other expense (income), net, of $10,102 during Fiscal 2010.

Segment total assets

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	September 30,
	2010	2009
Global Batteries & Personal Care	$1,629,250	$1,608,269
Global Pet Supplies	826,382	866,901
Home and Garden Business	493,511	504,448
Small Appliances	863,282	—

Total segments	3,812,425	2,979,618
Corporate	61,282	41,128

Total assets at year end	$3,873,707	$3,020,746

Segment long-lived assets

	September 30,
	2010	2009
Global Batteries & Personal Care	$1,042,670	$1,052,907
Global Pet Supplies	641,934	679,009
Home and Garden Business	421,891	432,200
Small Appliances	511,282	—

Total segments	2,617,777	2,164,116
Corporate	56,115	37,894

Long-lived assets at year end	$2,673,892	$2,202,010

Capital expenditures

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Global Batteries & Personal Care	$25,015	$2,311	$6,642	$8,198
Global Pet Supplies	7,920	288	1,260	8,231
Home and Garden Business	3,890	119	164	2,102
Russell Hobbs	3,481	—	—	—

Total segments	40,306	2,718	8,066	$18,531
Corporate	10	—	—	397

Total Capital expenditures	$40,316	$2,718	$8,066	$18,928

Geographic Disclosures—Net sales to external customers

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
United States	$1,444,779	$113,407	$1,166,920	$1,272,100
Outside the United States	1,122,232	106,481	843,728	1,154,471

Total net sales to external customers	$2,567,011	$219,888	$2,010,648	$2,426,571

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Geographic Disclosures—Long-lived assets

	Successor Company	Predecessor Company
	September 30,
	2010	2009
United States	$1,884,995	$1,410,459
Outside the United States	788,897	791,551

Long-lived assets at year end	$2,673,892	$2,202,010

(12) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $9,648, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

In May 2010, Herengrucht Group, LLC (“Herengrucht”) filed an action in the U.S. District Court for the Southern District of California against the Company claiming that the Company had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. Herengrucht dismissed its claims without prejudice in September 2010.

Applica Consumer Products, Inc. a subsidiary of the Company is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-VCL, which was filed in the Court of Chancery of the State of Delaware in November 2006.

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

Applica is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. The Company believes that these actions are without merit, but may be unable to resolve the disputes successfully without incurring significant expenses which we are unable to estimate at this time. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2011	$34,665
2012	32,824
2013	27,042
2014	19,489
2015	15,396
Thereafter	48,553

Total minimum lease payments	$177,969

All of the leases expire between Fiscal 2011 through January 2030. Successor Company’s total rent expense was $30,218 and $2,351 during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. Predecessor Company’s total rent expense was $22,132 and $37,068 for the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively.

(13) Related Party Transactions

Merger Agreement and Exchange Agreement

On June 16, 2010 (the “Closing Date”), SB Holdings completed a business combination transaction pursuant to the Agreement and Plan of Merger (the “Mergers”), dated as of February 9, 2010, as amended on March 1, 2010, March 26, 2010 and April 30, 2010, by and among SB Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp., and Grill Merger Corp. (the “Merger Agreement”). As a result of the Mergers, each of Spectrum Brands and Russell Hobbs became a wholly-owned subsidiary of SB Holdings. At the effective time of the Mergers, (i) the outstanding shares of Spectrum Brands common stock were canceled and converted into the right to receive shares of SB Holdings common stock, and (ii) the outstanding shares of Russell Hobbs common stock and preferred stock were canceled and converted into the right to receive shares of SB Holdings common stock.

Pursuant to the terms of the Merger Agreement, on February 9, 2010, Spectrum Brands entered into support agreements with Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (collectively, the “Harbinger Parties”) and Avenue International Master, L.P. and certain of its affiliates (the “Avenue Parties”), in which the Harbinger Parties and the Avenue Parties agreed to vote their shares of Spectrum Brands common stock acquired before the date of the Merger Agreement in favor of the Mergers and against any alternative proposal that would impede the Mergers.

Immediately following the consummation of the Mergers, the Harbinger Parties owned approximately 64% of the outstanding SB Holdings common stock and the stockholders of Spectrum Brands (other than the Harbinger Parties) owned approximately 36% of the outstanding SB Holdings common stock. Harbinger Group, Inc. (“HRG”) and the Harbinger Parties are parties to a Contribution and Exchange Agreement (the “Exchange Agreement”), pursuant to the terms of which the Harbinger Parties will contribute 27,757 shares of SB Holdings common stock to HRG and received in exchange for such shares an aggregate of 119,910 shares of HRG common stock (the “Share Exchange”). Immediately following the consummation of the Share Exchange, (i) HRG will own 27,757 shares of SB Holdings common stock and the Harbinger Parties will own 6,500 shares of SB Holdings common stock, approximately 54.4% and 12.7% of the outstanding shares of SB Holdings common stock, respectively, and (ii) the Harbinger Parties will own 129,860 shares of HRG common stock, or approximately 93.3% of the outstanding HRG common stock.

In connection with the Mergers, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

•

for so long as the Harbinger Parties own 40% or more of the outstanding voting securities of SB Holdings, the Harbinger Parties and HRG will vote their shares of SB Holdings common stock to effect the structure of the SB Holdings board of directors as described in the Stockholder Agreement;

•

the Harbinger Parties will not effect any transfer of equity securities of SB Holdings to any person that would result in such person and its affiliates owning 40% or more of the outstanding voting securities of SB Holdings, unless specified conditions are met; and

•	the Harbinger Parties will be granted certain access and informational rights with respect to SB Holdings and its subsidiaries.

On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the Stockholder Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG will become a party to the Stockholder Agreement, subject to all of the covenants, terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.

Certain provisions of the Stockholder Agreement terminate on the date on which the Harbinger Parties or HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person (including the Harbinger Parties or HRG) acquires 90% or more of the outstanding voting securities of SB Holdings.

Also in connection with the Mergers, the Harbinger Parties, the Avenue Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties and the Avenue Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG will become a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

Other Agreements

On August 28, 2009, in connection with Spectrum Brands’ emergence from Chapter 11 reorganization proceedings, Spectrum Brands entered into a registration rights agreement with the Harbinger Parties, the Avenue Parties and D.E. Shaw Laminar Portfolios, L.L.C. (“D.E. Shaw”), pursuant to which the Harbinger Parties, the Avenue Parties and D.E. Shaw have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019.

In connection with the Mergers, Russell Hobbs and Harbinger Master Fund entered into an indemnification agreement, dated as of February 9, 2010 (the “Indemnification Agreement”), by which Harbinger Master Fund agreed, among other things and subject to the terms and conditions set forth therein, to guarantee the obligations of Russell Hobbs to pay (i) a reverse termination fee to Spectrum Brands under the merger agreement and (ii) monetary damages awarded to Spectrum Brands in connection with any willful and material breach by Russell Hobbs of the Merger Agreement. The maximum amount payable by Harbinger Master Fund under the Indemnification Agreement was $50,000 less any amounts paid by Russell Hobbs or the Harbinger Parties, or any of their respective affiliates as damages under any documents related to the Mergers. No such amounts became due under the Indemnification Agreement. Harbinger Master Fund also agreed to indemnify Russell Hobbs, SB Holdings and their subsidiaries for out-of-pocket costs and expenses above $3,000 in the aggregate that become payable after the consummation of the Mergers and that relate to the litigation arising out of Russell Hobbs’ business combination transaction with Applica Incorporated.

(14) Restructuring and Related Charges

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes restructuring and related charges incurred by segment:

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Cost of goods sold:
Global Batteries & Personal Care	$3,275	$173	$11,857	$16,159
Global Pet Supplies	3,837	5	1,332	340
Home and Garden Business	38	—	—	—

Total restructuring and related charges in cost of goods sold	7,150	178	13,189	16,499
Operating expense:
Global Batteries & Personal Care	251	370	8,393	12,012
Global Pet Supplies	2,917	35	4,411	2,702
Home and Garden Business	8,419	993	5,323	3,770
Corporate	5,381	153	12,764	4,354

Total restructuring and related charges in operating expense	16,968	1,551	30,891	22,838

Total restructuring and related charges	$24,118	$1,729	$44,080	$39,337

The following table summarizes restructuring and related charges incurred by type of charge:

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Costs included in cost of goods sold:
United & Tetra integration:
Termination benefits	$—	$—	$6	$30
Other associated costs	—	—	—	299
European initiatives:
Termination benefits	—	—	—	(830)
Other associated costs	—	7	11	88
Latin America initiatives:
Termination benefits	—	—	207	—
Other associated costs	—	—	—	253
Global Realignment initiatives:
Termination benefits	187	—	333	106
Other associated costs	(102)	—	869	154
Ningbo Exit Plan:
Termination benefits	14	—	857	1,230
Other associated costs	2,148	165	8,461	15,169
Global Cost Reduction initiatives:
Termination benefits	2,630	—	200	—
Other associated costs	2,273	6	2,245	—

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Total included in cost of goods sold	7,150	178	13,189	16,499
Costs included in operating expenses:
Breitenbach, France facility closure:
Other associated costs	—	—	(7)	—
United & Tetra integration:
Termination benefits	—	—	2,297	1,954
Other associated costs	—	(132)	427	883
European initiatives:
Termination benefits	(92)	—	—	—
Other associated costs	—	—	—	35
Latin America initiatives:
Termination benefits	—	—	—	64
Global Realignment:
Termination benefits	5,361	94	6,994	12,338
Other associated costs	(1,841)	45	3,440	7,564
Ningbo Exit Plan:
Termination benefits	—	—	—	—
Other associated costs	—	—	1,334	—
Global Cost Reduction initiatives:
Termination benefits	4,268	866	5,690	—
Other associated costs	9,272	678	10,716	—

Total included in operating expenses	16,968	1,551	30,891	22,838

Total restructuring and related charges	$24,118	$1,729	$44,080	$39,337

2009 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment, the Global Pet Supplies segment and the Home and Garden segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure. The Successor Company recorded $18,443 and $1,550 of pretax restructuring and related charges during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $18,850 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009 related to the Global Cost Reduction Initiatives. Costs associated with these initiatives since inception, which are expected to be incurred through March 31, 2014, are projected at approximately $65,500.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2010:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$4,180	$84	$4,264
Provisions	5,101	5,107	10,208
Cash expenditures	(3,712)	(1,493)	(5,205)
Non-cash items	878	307	1,185

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$6,447	$4,005	$10,452

Expensed as incurred(A)	$1,796	$6,439	$8,235

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred by the Successor Company during Fiscal 2010, the cumulative amount incurred from inception of the initiative through September 30, 2010 and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Personal Care	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2010	$2,437	$6,754	$9,252	$—	$18,443
Restructuring and related charges since initiative inception	$7,039	$10,210	$14,004	$7,591	$38,844
Total future estimated restructuring and related charges expected to be incurred	$—	$20,300	$6,500	$—	$26,800

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives, which are substantially complete, include the plan to exit the Company’s Ningbo battery manufacturing facility in China (the “Ningbo Exit Plan”). The Successor Company recorded $2,162 and $165 of pretax restructuring and related charges during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $10,652 and $16,399 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $29,378 since the inception of the Ningbo Exit Plan.

The following table summarizes the remaining accrual balance associated with the Ningbo Exit Plan and activity that occurred during Fiscal 2010:

Ningbo Exit Plan Summary

Other Costs
Accrual balance at September 30, 2009	$308
Provisions	461
Cash expenditures	(278)

Accrual balance at September 30, 2010	$491

Expensed as incurred(A)	$1,701

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Successor Company recorded no pretax restructuring and related charges during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009 related to the Latin American Initiatives. The Predecessor Company recorded $207 and $317 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,447 since the inception of the Latin American Initiatives.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

The following table summarizes the accrual balance associated with the Latin American Initiatives and activity that occurred during Fiscal 2010:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$(282)	$613	$331
Non-cash items	282	(613)	(331)

Accrual balance at September 30, 2010	$—	$—	$—

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Successor Company recorded $3,605 and $138 of restructuring and related charges during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $11,635 and $20,161 of pretax restructuring and related charges during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, related to the Global Realignment Initiatives. Costs associated with these initiatives since inception, which are expected to be incurred through June 30, 2011, relate primarily to severance and are projected at approximately $89,000, the majority of which are cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that have occurred during Fiscal 2010:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$14,581	$3,678	$18,259
Provisions	1,720	(1,109)	611
Cash expenditures	(7,657)	(319)	(7,976)
Non-cash items	77	31	108

Accrual balance at September 30, 2010	$8,721	$2,281	$11,002

Expensed as incurred(A)	$3,828	$(834)	$2,994

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred by the Successor Company during Fiscal 2010, the cumulative amount incurred from inception of the initiative through September 30, 2010 and the total future expected costs to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2010	$(981)	$(796)	$5,382	$3,605
Restructuring and related charges since initiative inception	$46,669	$6,762	$35,156	$88,587
Total future restructuring and related charges expected	$—	$—	$350	$350

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen,

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company recorded $(92) and $7 of pretax restructuring and related charges during Fiscal 2010 and the period from August 31, 2009 through September 30, 2009, respectively. The Predecessor Company recorded $11 and $(707) during the period from October 1, 2008 through August 30, 2009 and Fiscal 2008, respectively, related to the European Initiatives. The Company has recorded pretax restructuring and related charges of $26,965 since the inception of the European Initiatives.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that have occurred during Fiscal 2010:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$2,623	$319	$2,942
Provisions	(92)	—	(92)
Cash expenditures	(528)	(251)	(779)
Non-cash items	(202)	(21)	(223)

Accrual balance at September 30, 2010	$1,801	$47	$1,848

(15) Acquisition

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

The results of Russell Hobbs operations since June 16, 2010 are included in the Company’s Consolidated Statements of Operations. The financial results of Russell Hobbs are reported as a separate business segment, Small Appliances. Russell Hobbs contributed $237,576 in Net sales, and recorded Operating loss of $320 for the period from June 16, 2010 through the period ended September 30, 2010, which includes $13,400 of Acquisition and integration related charges.

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

Spectrum Brands closing price per share on June 15, 2010	$28.15

Purchase price—Russell Hobbs allocation—20,704 shares(1)(2)	$575,203
Cash payment to pay off Russell Hobbs’ North American credit facility	22,376

Total purchase price of Russell Hobbs	$597,579

(1)	Number of shares calculated based upon conversion formula, as defined in the Merger Agreement, using balances as of June 16, 2010.
(2)

The fair value of 271 shares of unvested restricted stock units as they relate to post combination services will be recorded as operating expense over the remaining service period and were assumed to have no fair value for the purchase price.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

Preliminary Purchase Price Allocation

The total purchase price for Russell Hobbs was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values at June 16, 2010 as set forth below. The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations, and the final allocation of goodwill. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary purchase price allocation for Russell Hobbs is as follows:

Current assets	$307,809
Property, plant and equipment	15,150
Intangible assets	363,327
Goodwill (A)	120,079
Other assets	15,752

Total assets acquired	$822,117
Current liabilities	142,046
Total debt	18,970
Long-term liabilities	63,522

Total liabilities assumed	$224,538

Net assets acquired	$597,579

(A)	Consists of $25,426 of tax deductible Goodwill.

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

Certain estimated values are not yet finalized and are subject to change, which could be significant. The Company will finalize the amounts recognized as it obtains the information necessary to complete its analysis during the measurement period. The following items are provisional and subject to change:

•	amounts for legal contingencies, pending the finalization of the Company’s examination and evaluation of the portfolio of filed cases;

•	amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations; and

•	the final allocation of Goodwill.

ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a preliminary valuation of the assets and liabilities of Russell Hobbs at June 16, 2010. Significant adjustments as a result of that preliminary valuation are summarized as followed:

•

Inventories—An adjustment of $1,721 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•	Deferred tax liabilities, net—An adjustment of $43,086 was recorded to adjust deferred taxes for the preliminary fair value allocations.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

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

•

The Company valued trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Russell Hobbs related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 2.0% to 5.5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subjected trademark. In estimating the fair value of the trademarks and trade names, Net sales for significant trade names and trademarks were estimated to grow at a rate of 1%-14% annually with a terminal year growth rate of 3%. Income taxes were estimated at a range of 30%-38% and amounts were discounted using rates between 15.5%-16.5%. Trade name and trademarks were valued at $170,930 under this approach.

•

The Company valued a trade name license agreement using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade name license agreement, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade name license agreement after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. In estimating the fair value of the trade name license agreement net sales were estimated to grow at a rate of (3)%-1% annually. The Company assumed a twelve year useful life of the trade name license agreement. Income taxes were estimated at 37% and amounts were discounted using a rate of 15.5%. The trade name license agreement was valued at $149,200 under this approach.

•

The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors including prior transactions of Russell Hobbs related licensing agreements and the importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies were 2% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents ranging from 9 to 11 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 3%-12% annually. Income taxes were estimated at 37% and amounts were discounted using the rate of 15.5%. The technology assets were valued at $4,100 under this approach.

Supplemental Pro Forma Information (unaudited)

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for all periods beginning after September 30, 2007.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

	Successor Company		Predecessor Company
	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009	2008
Net sales:
Reported Net sales	$2,567,011	$219,888	$2,010,648	$2,426,571
Russell Hobbs adjustment	543,952	64,641	711,046	909,426

Pro forma Net sales	$3,110,963	$284,529	$2,721,694	$3,335,997

(Loss) income from continuing operations:
Reported (Loss) income from continuing operations	$(187,020)	$(71,193)	$1,100,743	$(905,358)
Russell Hobbs adjustment	(5,504)	(2,284)	(25,121)	(43,480)

Pro forma Loss from continuing operations	$(192,524)	$(73,477)	$1,075,622	$(948,838)

(A)	The Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

(16) Quarterly Results (unaudited)

	Successor Company
	Quarter Ended
	September 30, 2010	July 4, 2010	April 4, 2010	January 3, 2010
Net sales	$788,999	$653,486	$532,586	$591,940
Gross profit	274,499	252,869	209,580	184,462
Net loss	(24,167)	(86,305)	(19,034)	(60,249)

	Successor Company	Predecessor Company
			Quarter Ended
	Period from August 31, 2009 through September 30, 2009	Period from June 29, 2009 through August 30, 2009	June 28, 2009	March 29, 2009	December 28, 2008
Net sales	$219,888	$369,522	$589,361	$503,262	$548,503
Gross profit	64,400	146,817	230,297	184,834	189,871
Net (loss) income	(70,785)	1,223,568	(36,521)	(60,449)	(112,657)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except per share amounts)

(17) Consolidating Financial Statements

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

The following consolidating financial statements illustrate the components of the consolidated financial statements of the Successor Company and the Predecessor Company. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

Successor Company

Consolidating Statement of Financial Position

September 30, 2010

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$52,580	$2,723	$115,311	$—	$170,614
Receivables:
Trade accounts receivables, net of allowances	44,793	117,195	203,014	—	365,002
Intercompany receivables	315,682	1,495,366	1,196,559	(3,007,607)	—
Other	6,676	6,217	28,655	—	41,548
Inventories	101,855	212,348	219,555	(3,416)	530,342
Deferred income taxes	5,360	17,620	12,327	428	35,735
Assets held for sale	—	359	12,093	—	12,452
Prepaid expenses and other	13,709	7,979	22,434	—	44,122

Total current assets	540,655	1,859,807	1,809,948	(3,010,595)	1,199,815
Property, plant and equipment, net	56,588	47,060	97,516	—	201,164
Long term intercompany receivables	180,623	190,104	(168,682)	(202,045)	—
Deferred charges and other	10,594	3,019	32,739	—	46,352
Goodwill	67,722	365,899	166,434	—	600,055
Intangible assets, net	535,851	771,013	462,496	—	1,769,360
Debt issuance costs	52,836	4,125	—	—	56,961
Investments in subsidiaries	5,333,056	4,031,401	2,945,431	(12,309,888)	—

Total assets	$6,777,925	$7,272,428	$5,345,882	$(15,522,528)	$3,873,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14,194	$1,263	$11,788	$(6,535)	$20,710
Accounts payable	737,575	1,413,382	411,844	(2,230,570)	332,231
Accrued liabilities:
Wages and benefits	34,363	18,276	41,332	—	93,971
Income taxes payable	(80)	1,470	35,728	—	37,118
Restructuring and related charges	8,428	4,104	11,261	—	23,793
Accrued interest	31,509	—	143	—	31,652
Other	14,800	42,821	65,427	—	123,048

Total current liabilities	840,789	1,481,316	577,523	(2,237,105)	662,523
Long-term debt, net of current maturities	1,707,386	244,406	582,104	(810,839)	1,723,057
Employee benefit obligations, net of current portion	13,106	5,074	74,545	—	92,725
Deferred income taxes	22,808	208,700	46,335	—	277,843
Other	36,978	(124)	33,974	—	70,828

Total liabilities	2,621,067	1,939,372	1,314,481	(3,047,944)	2,826,976
Shareholders’ equity:
Other equity	1,314,769	2,972,200	4,311,375	(7,283,576)	1,314,768
Accumulated deficit (retained earnings)	(812,948)	(541,431)	(287,686)	1,381,525	(260,540)
Accumulated other comprehensive income (deficit)	3,655,037	2,902,287	7,712	(6,572,533)	(7,497)

Total shareholders’ equity (deficit)	4,156,858	5,333,056	4,031,401	(12,474,584)	1,046,731

Total liabilities and shareholders’ equity	$6,777,925	$7,272,428	$5,345,882	$(15,522,528)	$3,873,707

Successor Company

Consolidating Statement of Operations

Year Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$406,473	$1,115,416	$1,177,266	$(132,144)	$2,567,011
Cost of goods sold	243,438	821,142	704,612	(130,741)	1,638,451
Restructuring and related charges	3,390	3,875	(115)	—	7,150

Gross profit	159,645	290,399	472,769	(1,403)	921,410
Operating expenses:
Selling	73,198	140,868	253,172	(425)	466,813
General and administrative	21,779	105,906	71,349	—	199,034
Research and development	19,674	7,536	3,803	—	31,013
Acquisition and Integration related charges	24,107	10,885	3,460	—	38,452
Restructuring and related charges	5,179	9,519	2,270	—	16,968

	143,937	274,714	334,054	(425)	752,280

Operating income	15,708	15,685	138,715	(978)	169,130
Interest expense	248,172	5,554	23,246	43	277,015
Other (income) expense, net	(104,022)	(40,837)	9,810	147,349	12,300

(Loss) income from continuing operations before reorganization items	(128,442)	50,968	105,659	(148,370)	(120,185)
Reorganization items, net	4,482	(836)	—	—	3,646

(Loss) income from continuing operations before income taxes	(132,924)	51,804	105,659	(148,370)	(123,831)
Income tax expense (benefit)	24,980	2,547	35,789	(127)	63,189

(Loss) income from continuing operations	(157,904)	49,257	69,870	(148,243)	(187,020)
(Loss) from discontinued operations, net of tax	—	(2,735)	—	—	(2,735)

Net (loss) income	$(157,904)	$46,522	$69,870	$(148,243)	$(189,755)

Successor Company

Consolidating Statement of Cash Flows

Year Ended September 30, 2010

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$343,012	$(187,154)	$104,252	$(191,551)	$68,559
Net cash used by operating activities of discontinued operations	—	(11,221)	—	—	(11,221)

Net cash (used) provided by operating activities	343,012	(198,375)	104,252	(191,551)	57,338
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,486)	(11,587)	(13,243)	—	(40,316)
Proceeds from sale of property, plant, and equipment	—	297	91	—	388
Acquisitions, net of cash	(2,577)	—	—	—	(2,577)
Intercompany investments	(174,319)	174,319	—	—	—

Net cash (used) provided by investing activities	(192,382)	163,029	(13,152)	—	(42,505)
Cash flows from financing activities:
Reduction of debt	(8,039)	—	(417)	—	(8,456)
Proceeds from debt financing	26,955	—	(13,267)	—	13,688
Debt issuance costs	(55,228)	—	—	—	(55,228)
Refund of debt issuance costs	204	—	—	—	204
Proceeds from new senior credit facilities	1,474,755	—	—	—	1,474,755
Payments on extinguished senior credit facilities	(1,278,760)	—	—	—	(1,278,760)
Extinguishment old ABL facility, net	(33,225)	—	—	—	(33,225)
Payments of extinguished supplemental loan	(45,000)	—	—	—	(45,000)
Treasury stock purchases	(2,207)	—	—	—	(2,207)
Proceeds (advances related to) from intercompany transactions	(178,955)	34,705	(47,301)	191,551	—

Net cash provided (used) by financing activities	(99,500)	34,705	(60,985)	191,551	65,771
Effect of exchange rate changes on cash and cash equivalents	—	—	258	—	258
Foreign exchange impact on cash and cash equivalents due to Venezuela hyperinflation	—	—	(8,048)	—	(8,048)

Net increase (decrease) in cash and cash equivalents	51,130	(641)	22,325	—	72,814
Cash and cash equivalents, beginning of period	1,450	3,364	92,986	—	97,800

Cash and cash equivalents, end of period	$52,580	$2,723	$115,311	$—	$170,614

Successor Company

Consolidating Statement of Financial Position

September 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,450	$3,364	$92,986	$—	$97,800
Receivables:
Trade accounts receivables, net of allowances	46,422	63,677	164,384	—	274,483
Other	426,194	496,125	(52,766)	(844,585)	24,968
Inventories	84,267	116,291	143,701	(2,754)	341,505
Deferred income taxes	16,407	9,149	2,153	428	28,137
Assets held for sale	—	321	11,549	—	11,870
Prepaid expenses and other	15,530	6,062	18,381	—	39,973

Total current assets	590,270	694,989	380,388	(846,911)	818,736
Property, plant and equipment, net	59,229	42,888	110,244	—	212,361
Long term intercompany receivables	379,000	488,077	(861,730)	(5,347)	—
Deferred charges and other	7,462	2,463	25,009	—	34,934
Goodwill	67,722	277,691	137,935	—	483,348
Intangible assets, net	546,480	530,807	384,846	(188)	1,461,945
Debt issuance costs	9,422	—	—	—	9,422
Investments in subsidiaries	4,196,025	3,359,913	3,440,646	(10,996,584)	—

Total assets	$5,855,610	$5,396,828	$3,617,338	$(11,849,030)	$3,020,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$248,787	$11	$4,382	$(199,602)	$53,578
Accounts payable	510,608	577,291	136,787	(1,038,451)	186,235
Accrued liabilities:
Wages and benefits	39,138	15,519	33,786	—	88,443
Income taxes payable	293	(372)	22,029	—	21,950
Restructuring and related charges	15,218	1,856	9,129	—	26,203
Accrued interest	8,514	—	164	—	8,678
Other	48,640	20,438	40,903	—	109,981

Total current liabilities	871,198	614,743	247,180	(1,238,053)	495,068
Long-term debt, net of current maturities	1,518,790	402,980	(106,686)	(285,127)	1,529,957
Employee benefit obligations, net of current portion	11,667	953	43,235	—	55,855
Deferred income taxes	12,506	179,049	35,943	—	227,498
Other	11,892	3,078	37,754	(1,235)	51,489

Total liabilities	2,426,053	1,200,803	257,426	(1,524,415)	2,359,867
Shareholders’ equity:
Common stock	300	451	613,335	(613,786)	300
Additional paid-in capital	724,679	2,166,066	3,300,215	(5,466,164)	724,796
Retained earnings (accumulated deficit)	54,073	101,822	(630,365)	403,685	(70,785)
Accumulated other comprehensive income (deficit)	2,650,505	1,927,686	(1,649)	(4,569,974)	6,568

	3,429,557	4,196,025	3,281,536	(10,246,239)	660,879
Less treasury stock, at cost	—	—	78,376	(78,376)	—

Total shareholders’ equity (deficit)	3,429,557	4,196,025	3,359,912	(10,324,615)	660,879

Total liabilities and shareholders’ equity	$5,855,610	$5,396,828	$3,617,338	$(11,849,030)	$3,020,746

Successor Company

Consolidating Statement of Operations

The period from August 31, 2009 through September 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$4,178	$116,642	$109,972	$(10,904)	$219,888
Cost of goods sold	(8,800)	102,365	72,675	(10,930)	155,310
Restructuring and related charges	25	5	148	—	178

Gross profit	12,953	14,272	37,149	26	64,400
Operating expenses:
Selling	6,034	10,334	22,778	(10)	39,136
General and administrative	10,638	3,206	6,734	—	20,578
Research and development	2,154	454	419	—	3,027
Restructuring and related charges	356	1,029	166	—	1,551

	19,182	15,023	30,097	(10)	64,292

Operating (loss) income	(6,229)	(751)	7,052	36	108
Interest expense	12,942	2,119	2,001	(100)	16,962
Other expense (income), net	41,383	(21,533)	(6,014)	(14,652)	(816)

(Loss) income from continuing operations before reorganization items, net and income taxes	(60,554)	18,663	11,065	14,788	(16,038)
Reorganization items net expense (income)	3,962	—	—	—	3,962

(Loss) income from continuing operations before income taxes	(64,516)	18,663	11,065	14,788	(20,000)
Income tax (benefit) expense	(26,560)	75,899	1,911	(57)	51,193

(Loss) income from continuing operations	(37,956)	(57,236)	9,154	14,845	(71,193)
Income from discontinued operations, net of tax	—	408	—	—	408

Net (loss) income	$(37,956)	$(56,828)	$9,154	$14,845	$(70,785)

Predecessor Company

Consolidating Statement of Operations

The period from October 1, 2008 through August 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$379,782	$870,174	$891,318	$(130,626)	$2,010,648
Cost of goods sold	224,838	626,518	525,580	(131,296)	1,245,640
Restructuring and related charges	17,958	798	(5,567)	—	13,189

Gross profit	136,986	242,858	371,305	670	751,819
Operating expenses:
Selling	61,068	113,518	188,808	(288)	363,106
General and administrative	61,960	31,027	52,248	—	145,235
Research and development	13,473	4,956	2,962	—	21,391
Restructuring and related charges	17,420	8,146	5,325	—	30,891
Goodwill and intangibles impairment	—	19,000	15,391	—	34,391

	153,921	176,647	264,734	(288)	595,014

Operating (loss) income	(16,935)	66,211	106,571	958	156,805
Interest expense	128,013	23,750	21,219	(42)	172,940
Other expense (income), net	(633,951)	(154,551)	4,635	787,187	3,320

Income from continuing operations before reorganization items, net and income taxes	489,003	197,012	80,717	(786,187)	(19,455)
Reorganization items net expense (income)	(689,312)	(358,142)	(95,355)	—	(1,142,809)

Income from continuing operations before income taxes	1,178,315	555,154	176,072	(786,187)	1,123,354
Income tax (benefit) expense	18,459	(9,227)	13,073	306	22,611

Income from continuing operations	1,159,856	564,381	162,999	(786,493)	1,100,743
Income (loss) from discontinued operations, net of tax	3,262	(90,064)	—	—	(86,802)

Net income	$1,163,118	$474,317	$162,999	$(786,493)	$1,013,941

Successor Company

Consolidating Statement of Cash Flows

The period from August 31, 2009 through September 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(146,664)	$(117,728)	$358,075	$(25,005)	$68,678
Net cash provided by operating activities of discontinued operations	—	6,273	—	—	6,273

Net cash (used) provided by operating activities	(146,664)	(111,455)	358,075	(25,005)	74,951
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,520)	(186)	(1,012)	—	(2,718)
Proceeds from sale of property, plant, and equipment	1	68	2	—	71
Intercompany investments	—	(73,320)	73,320	—	—

Net cash used by investing activities	(1,519)	(73,438)	72,310	—	(2,647)
Cash flows from financing activities:
Reduction of debt	(4,528)	—	(75)	—	(4,603)
Proceeds from Exit Facility	57,800	—	—	—	57,800
Payments on Exit Facility	(89,575)	—	—	—	(89,575)
Debt issuance costs	(287)	—	—	—	(287)
Proceeds (advances related to) from intercompany transactions	177,125	185,408	(387,538)	25,005	—

Net cash provided (used) by financing activities	140,535	185,408	(387,613)	25,005	(36,665)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,002	—	1,002

Net increase (decrease) in cash and cash equivalents	(7,648)	515	43,774	—	36,641
Cash and cash equivalents, beginning of period	9,098	2,849	49,212	—	61,159

Cash and cash equivalents, end of period	$1,450	$3,364	$92,986	$—	$97,800

Predecessor Company

Consolidating Statement of Cash Flows

The period from October 1, 2008 through August 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(25,786)	$596,535	$308,745	$(849,700)	$29,794
Net cash used by operating activities of discontinued operations	—	(28,187)	—	—	(28,187)

Net cash (used) provided by operating activities	(25,786)	568,348	308,745	(849,700)	1,607
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,919)	(976)	(4,171)	—	(8,066)
Proceeds from sale of property, plant, and equipment	15	1	363	—	379
Payments for acquisitions	—	—	(8,460)	—	(8,460)
Intercompany investments	(39)	—	39	—	—

Net cash used by investing activities of continuing operations	(2,943)	(975)	(12,229)	—	(16,147)
Net cash used by investing activities of discontinued operations	—	(855)	—	—	(855)

Net cash used by investing activities	(2,943)	(1,830)	(12,229)	—	(17,002)
Cash flows from financing activities:
Reduction of debt	(39,866)	—	(717)	—	(40,583)
Proceeds from ABL Revolving Credit Facility	149,195	—	—	—	149,195
Payments on ABL Revolving Credit Facility	(229,195)	—	—	—	(229,195)
Proceeds from DIP Revolving Credit Facility	854,341	—	—	—	854,341
Payments on DIP Revolving Credit Facility	(854,341)	—	—	—	(854,341)
Proceeds from Supplemental Loan	90,000	—	—	—	90,000
Payments on Supplemental Loan	(45,000)	—	—	—	(45,000)
Proceeds from Exit Financing	65,000	—	—	—	65,000
Debt issuance costs	(17,199)	—	—	—	(17,199)
Treasury stock purchases	(61)	—	—	—	(61)
Proceeds (advances related to) from intercompany transactions	55,167	(567,336)	(337,531)	849,700	—

Net cash provided (used) by financing activities	28,041	(567,336)	(338,248)	849,700	(27,843)
Effect of exchange rate changes on cash and cash equivalents	—	—	(376)	—	(376)

Net decrease in cash and cash equivalents	(688)	(818)	(42,108)	—	(43,614)
Cash and cash equivalents, beginning of period	9,786	3,667	91,320	—	104,773

Cash and cash equivalents, end of period	$9,098	$2,849	$49,212	$—	$61,159

Predecessor Company

Consolidating Statement of Operations

Year Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$357,187	$1,003,593	$1,147,672	$(81,881)	$2,426,571
Cost of goods sold	198,072	715,979	659,928	(84,008)	1,489,971
Restructuring and related charges	5	340	16,154	—	16,499

Gross profit	159,110	287,274	471,590	2,127	920,101
Operating expenses:
Selling	78,516	157,852	269,746	251	506,365
General and administrative	80,153	44,654	64,127	—	188,934
Research and development	14,220	5,888	5,207	—	25,315
Restructuring and related charges	9,236	6,471	7,131	—	22,838
Goodwill and intangibles impairment	8,100	482,985	370,149	—	861,234

	190,225	697,850	716,360	251	1,604,686

Operating loss	(31,115)	(410,576)	(244,770)	1,876	(684,585)
Interest expense	182,158	22,864	24,116	(125)	229,013
Other expense (income), net	764,954	206,361	(4,839)	(965,256)	1,220

Loss from continuing operations before income taxes	(978,227)	(639,801)	(264,047)	967,257	(914,818)
Income tax expense (benefit)	155,955	(123,350)	(42,799)	734	(9,460)

Loss from continuing operations	(1,134,182)	(516,451)	(221,248)	966,523	(905,358)
(Loss) income from discontinued operations, net of tax	(34)	(26,157)	4	—	(26,187)

Net loss	$(1,134,216)	$(542,608)	$(221,244)	$966,523	$(931,545)

Predecessor Company

Consolidating Statement of Cash Flows

Year Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(1,413,373)	$(1,044,662)	$796,142	$1,656,990	$(4,903)
Net cash used by operating activities of discontinued operations	—	(5,259)	—	—	(5,259)

Net cash (used) provided by operating activities	(1,413,373)	(1,049,921)	796,142	1,656,990	(10,162)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,902)	(5,828)	(9,198)	—	(18,928)
Proceeds from sale of property, plant, and equipment	—	—	285	—	285
Intercompany investments	(107,465)	107,465	—	—	—

Net cash (used) provided by investing activities of continuing operations	(111,367)	101,637	(8,913)	—	(18,643)
Net cash provided by investing activities of discontinued operations	—	12,376	—	—	12,376

Net cash (used) provided by investing activities	(111,367)	114,013	(8,913)	—	(6,267)
Cash flows from financing activities:
Reduction of debt	(415,838)	—	(9,235)	—	(425,073)
Proceeds from debt financing	477,759	—	—	—	477,759
Debt issuance costs	(152)	—	—	—	(152)
Treasury stock purchases	(744)	—	—	—	(744)
Proceeds (advances related to) from intercompany transactions	1,461,899	938,102	(743,011)	(1,656,990)	—

Net cash provided (used) by financing activities	1,522,924	938,102	(752,246)	(1,656,990)	51,790
Effect of exchange rate changes on cash and cash equivalents	—	—	(441)	—	(441)

Net increase (decrease) in cash and cash equivalents	(1,816)	2,194	34,542	—	34,920
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$9,786	$3,667	$91,320	$—	$104,773

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the year ended September 30, 2010, the period from August 31, 2009 through September 30, 2009, the period from October 1, 2008 through August 30, 2009 and the year ended September 30, 2008 (In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2010 (Successor Company):
Accounts receivable allowances	$1,011	$3,340	$—	$—	$4,351
September 30, 2009 (Successor Company):
Accounts receivable allowances	$—	$1,011	$—	$—	$1,011
August 30, 2009 (Predecessor Company):
Accounts receivable allowances	$18,102	$1,763	$3,848	$16,017	$—
September 30, 2008 (Predecessor Company):
Accounts receivable allowances	$17,196	$1,368	$462	$—	$18,102

(A)	The “Other Adjustment” in the period from October 1, 2008 through August 30, 2009, represents the elimination of Accounts receivable allowances through fresh-start reporting as a result of the Company’s emergence from Chapter 11 of the Bankruptcy Code.

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

By:	/s/ David R. Lumley
David R. Lumley Chief Executive Officer and Director

DATE: December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David R. Lumley David R. Lumley	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee.*

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee.*

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Credit Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent.*

Exhibit 10.15	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee.*

Exhibit 10.18	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A.*

Exhibit 10.20	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.21	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.22	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee.*

Exhibit 10.24	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee.*

Exhibit 10.26	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent.*

Exhibit 10.27	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.28	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.29	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee.*

Exhibit 10.30	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent.*

Exhibit 10.31	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.32	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.33	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.34	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.35	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.36	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.37	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.38	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.39	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.40	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.41	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.42	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.43	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.44	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.45	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 21.1	Subsidiaries of Registrant.*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith