Form 10-K/A
period 2010-09-30
Spectrum Brands, Inc.
filed 2011-01-28
CIK 1028985

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Act”).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment (this “Amendment No. 1”) amends Spectrum Brands, Inc.’s (“SBI” or the “Company”) Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Original 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2010.

This Amendment No. 1 is being filed solely to provide the information required by Part III of Form 10-K (Items 10 through 14) that was previously omitted from the Original 10-K. As of the date of this Amendment No. 1, we do not intend to file a definitive proxy statement containing the information required in Part III, nor do we expect to hold an annual meeting of stockholders during the 2011 fiscal year.

No other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date it was filed, and the disclosures therein have not been updated to reflect any events that occurred thereafter other than as expressly indicated herein. This Amendment No. 1 should therefore be read in conjunction with the Original 10-K and our other filings with the SEC on and after December 14, 2010. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 11 through 14), Part IV (Item 15), the signature page and the certifications required to be filed hereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The members of SBI’s board of directors are as follows:

David R. Lumley Age 56	Mr. Lumley has served as one of our directors since April 2010 and has served as a director of Spectrum Brands Holdings, Inc. (“SB Holdings”) since June 2010. Mr. Lumley has served as SB Holdings’ Chief Executive Officer, President, Global Batteries and Appliances and President, Home & Garden since June 2010. Mr. Lumley has served as our Chief Executive Officer since April 2010, and previously served as our Co-Chief Operating Officer from January 2007 to April 2010. Mr. Lumley was appointed our President, Global Batteries and Personal Care in January 2007, and in October 2008 his area of responsibility was expanded to include the Home and Garden Business. Prior to that time, he had served as our President, North America from the time he joined the Company in January 2006. Mr. Lumley joined the Company from his position as President, Rubbermaid Home Products North America, which he had held since January 2004. Prior to his position at Rubbermaid, Mr. Lumley had been president and Chief Executive Officer of EAS, a leading sports nutrition company, since 2001. His background includes more than 25 years experience in the consumer products industry, including having served as President of Brunswick Bicycles, President of OMC International, Senior Vice President, Sales and Marketing at Outboard Marine Corporation, and in a variety of leadership positions with Wilson Sporting Goods Co. and other companies. During the past five years, Mr. Lumley has served on the board of directors of Outboard Marine Corporation, Newell-Rubbermaid Inc., Brunswick Corporation and Botanic Oil Innovations, Inc. Mr. Lumley holds an undergraduate degree from Western Illinois University, and Masters of Journalism and Masters of Business Administration degrees from Northwestern University. Mr. Lumley’s experience with the operations of the Company and its subsidiaries led the Board of Directors to conclude that he should be a member of the Board of Directors.

Anthony L. Genito Age 54	Mr. Genito has served as one of our directors since June 2010. Mr. Genito was appointed SB Holdings’ Executive Vice President, Chief Financial Officer and Chief Accounting Officer in June 2010. Mr. Genito has also served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer of the Company since October 2007. He previously had served as our Senior Vice President, Chief Financial Officer and Chief Accounting Officer since June 2007. From October 2005 until June 2007, Mr. Genito served as our Senior Vice President and Chief Accounting Officer, and from June 2004, when he joined the Company, until October 2005, he served as Vice President, Finance and Chief Accounting Officer. Before joining the Company, Mr. Genito was employed for twelve years at Schering-Plough Corporation in various financial management positions, including serving as Vice President Global Supply Chain from July 2002 to June 2004. He began his career at Deloitte & Touche. Mr. Genito’s expertise in accounting, financial management and experience with the operations of the Company and its subsidiaries led the Board of Directors to conclude that he should be a member of the Board of Directors.

Executive Officers Who Are Not Directors

In addition to the directors named above, who are also executive officers of the Company, set forth below is certain information concerning non-director employees who serve as executive officers of the Company. Except for SB Holdings, Russell Hobbs, Inc. (“Russell Hobbs”), United Industries Corporation (“United”), and the United Pet Group division of United, none of the corporations or other organizations referred to below with which an executive officer has been employed or otherwise associated is a parent, subsidiary or other affiliate of the Company.

Mr. John A. Heil, age 58, was appointed SB Holdings’ President, Global Pet Supplies in June 2010. Prior to that time, he had served as our Co-Chief Operating Officer and President, Global Pet Supplies since January 2007. He served as our President, Global Pet, from October 1, 2005 until January 2007. Prior to that time he had served as our President, United Pet Group division of United, since April 2005, shortly after our acquisition of United in February 2005. Mr. Heil had served as President and Chief Executive Officer of the United Pet Group division of United since United acquired United Pet Group in June 2004. Mr. Heil joined United Pet Group Inc. as Chairman and CEO in June 2000. Prior to that time, he spent twenty-five years with the H.J. Heinz Company in various executive management positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet and Executive Vice President of StarKist Seafood. Mr. Heil also serves as a director and member of the audit committee of VCA Antech, Inc.

Mr. Terry L. Polistina, age 47, has served as a director of SB Holdings since June 2010. Prior to that time, he had served as a director of the Company from August 2009 to June 2010. Mr. Polistina has served as our President, Small Appliances since June 2010. Prior to that time, Mr. Polistina served as the CEO and President of Russell Hobbs. Mr. Polistina served as Chief Operating Officer at Applica in 2006 to 2007 and Chief Financial Officer from 2001 to 2007, at which time Russell Hobbs acquired Applica. Mr. Polistina also served as a Senior Vice President of Applica since June 1998. Mr. Polistina received an undergraduate degree in finance from the University of Florida and holds a Masters of Business Administration from the University of Miami.

Mr. John T. Wilson, age 36, has served as SB Holdings’ Senior Vice President, Secretary and General Counsel since June 2010. Mr. Wilson was appointed our Senior Vice President, Secretary and General Counsel in September 2009. He previously had served as our Vice President, Secretary and General Counsel since May 2007. From May 2005, when he joined the Company, until January 2007 he served as Corporate Counsel and from January 2007 to May 2007 he served as a Division Vice President. Mr. Wilson was an attorney with the firm of Sutherland Asbill & Brennan LLP from August 1999 to May 2005. He received his J.D., with high honors, from the University of North Carolina at Chapel Hill School of Law and also holds a B.A. in Political Science and Economics from the University of North Carolina at Chapel Hill.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section sets forth a description of our practices regarding executive compensation matters, with respect to our named executive officers. You should read this section together with the executive compensation tables and narratives which follow, as those sections and this section inform one another. In this Compensation Discussion and Analysis, the terms the “Company,” “we,” “our” or “us” are used to refer to Spectrum Brands Holdings, Inc. and, where applicable, its subsidiaries, including Spectrum Brands, Inc., “SB Holdings” refers only to Spectrum Brands Holdings, Inc., “SBI” refers to Spectrum Brands, Inc. and the “Board of Directors” refers to the Board of Directors of SB Holdings.

Compensation policies for SB Holdings’ and SBI’s named executive officers are developed, adopted, reviewed and maintained by the Compensation Committee of SB Holdings (the “Compensation Committee”). Prior to the business combination transaction completed on June 16, 2010 (the “Merger”), the compensation policies of SBI were determined by the Compensation Committee of SBI.

Our Named Executive Officers

The Company’s named executive officers for Fiscal 2010 consist of the following persons:

Named Executive	Position
David R. Lumley	Chief Executive Officer, President, Global Batteries and Personal Care and Home and Garden and Director
Kent J. Hussey	Former Chief Executive Officer of SBI and former Chairman of the Board of SBI
Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
John A. Heil	President—Global Pet Supplies
Terry L. Polistina	President—Small Appliances
John T. Wilson	Senior Vice President, Secretary and General Counsel

Mr. Hussey ceased to be an employee of SBI as of May 31, 2010 and ceased to serve in any capacity with the Company, including as Chairman of the Board of SBI, as of June 16, 2010. When we refer to our current named executive officers we are referring to Messrs. Lumley, Genito, Heil, Polistina and Wilson. The Company had no other executive officers during Fiscal 2010.

Our Compensation Committee

The Compensation Committee is responsible for developing, adopting, reviewing and maintaining the Company’s executive compensation programs in order to ensure that they continue to benefit the Company. The current members of the Compensation Committee are Kenneth C. Ambrecht, Eugene I. Davis and David M. Maura. Prior to the Merger, which was consummated on June 16, 2010, these duties were the responsibility of SBI’s Compensation Committee, which ceased to exist as of the date of the Merger. Prior to the date of the Merger, the members of SBI’s Compensation Committee were Kenneth C. Ambrecht, Eugene I. Davis, Norman S. Matthews and Hugh R. Rovit.

Background on Compensation Considerations

The Company pursues several objectives in determining its executive compensation programs. It seeks to attract and retain highly qualified executives and ensure continuity of senior management for the Company as a whole and for each of the Company’s business segments to the extent consistent with the overall objectives and circumstances of the Company. It seeks to align the compensation paid to our executives with the overall business strategies of the Company while leaving the flexibility necessary to respond to changing business priorities and circumstances. It also seeks to align the interests of our executives with those of our stockholders and seeks to reward our executives when they perform in a manner that creates value for our stockholders. In order to carry out this function, the Compensation Committee:

•

Considers the advice of independent compensation consultants engaged to advise on executive compensation issues and program design, including advising on the Company’s compensation program as it compares to similar companies;

•

Reviews compensation summaries for each named executive officer at least once a year, including the compensation and benefit values offered to each executive, accumulated value of equity and other past compensation awards, and other contributors to compensation;

•

Consults with our Chief Executive Officer and other management personnel and Company consultants, including our Vice President of Corporate Human Resources, in regards to compensation matters and periodically meets in executive session without management to evaluate management’s input; and

•	Solicits comments and concurrence from other board members regarding its recommendations and actions at the Company’s regularly scheduled board meetings.

Due to the Merger, Fiscal 2010 was a year of transition for the Company and that transition extended to its compensation programs. In previous years, including Fiscal 2009, the Company’s compensation programs were designed with a primary goal of supporting a Company operating in a challenging financial environment and attempting to alleviate a burdenson debt structure. However, in February 2009, SBI and its wholly-owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. SBI and its subsidiaries emerged from bankruptcy in August 2009. Among the other impacts of SBI’s bankruptcy, (i) all outstanding stock of SBI, including all shares held by SBI’s management and employees and (ii) all outstanding equity grants to SBI’s management and employees, including grants made pursuant to each executive’s employment agreement and all equity grants made under any then-existing incentive plan, were cancelled. The existing employment agreements with SBI’s management personnel, including the then-existing employment agreements with each of the named executive officers (other than Mr. Polistina who was not a Company employee prior to the Merger), otherwise continued in full force and effect.

SBI emerged from bankruptcy as a stronger company focused on profitable growth but also facing the challenges of continuing high debt levels, including expenses from the bankruptcy process, and a labor force, including its management team, that had lost a significant portion of their previous compensation and did not place a high value on equity incentive programs. In addition, upon emergence from bankruptcy, all of the then-existing members of the Board of Directors of SBI other than Mr. Hussey (the then Chief Executive Officer), were replaced. Accordingly, when Fiscal 2010 of SBI began, the existing management team of SBI and its new Board of Directors had just began to operate and develop the strategical direction of the Company, including its compensation policies.

In light of the above, certain portions of the compensation for the Company’s management, including the named executive officers (other than Mr. Polistina), were determined prior to the start of Fiscal 2010 by the prior Board of Directors of SBI, certain portions of the compensation for the Company’s management had been negotiated as the Company was emerging from bankruptcy (which were then ratified by SBI’s Board of Directors upon emergence from bankruptcy), and other portions of the compensation for the Company’s management, including the majority of the Company’s incentive programs, were designed by the Compensation Committee during the first and second quarters of Fiscal 2010.

During Fiscal 2010, discussions were also initiated between SBI and Russell Hobbs about a potential combination of the two companies. While no definitive agreement had been executed at the time that the Fiscal 2010 compensation programs were finalized, negotiations with Russell Hobbs had sufficiently advanced that the Compensation Committee recognized that there would be additional significant transitions occurring during the remainder of Fiscal 2010 and that ensuring management’s continued focus on the performance of our businesses while also carrying out the business combination would be very important.

Following the consummation of the Merger on June 16, 2011, the Company became the parent company of SBI and SBI became the parent company of Russell Hobbs. As a result of the Merger, the Company obtained a significant new business and retained the services of Mr. Polistina, a senior and experienced manager. The Company anticipates that Fiscal 2010 and Fiscal 2011 will require significant integration activities to absorb the operations of Russell Hobbs into the Company.

The Merger also brought with it a new debt structure and a significantly deleveraged company from a total debt and senior debt to adjusted EBITDA perspective, allowing the Compensation Committee to develop a compensation program for Fiscal 2011 and beyond focusing on incentivizing profitable growth and Free Cash Flow (defined below under the heading “Fiscal 2011 MIP Program”) generation, both generally designed to increase stockholder value.

Philosophy on Performance Based Compensation

The Compensation Committee has designed the Company’s executive compensation programs so that, at target levels of performance, a significant portion of the value of each executive’s annual compensation (consisting of salary and incentive awards) is based on the Company’s achievement of performance objectives set by the Compensation Committee. We believe that a combination of annual fixed base pay and incentive performance-based pay provides our named executive officers with an appropriate mix of current cash compensation (which will allow our management to stay focused on their duties) and performance compensation, (which will encourage our management to work toward the success of our business). However, in applying these compensation programs to both individual and Company circumstances, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee varies by individual, and the Compensation Committee is free to design compensation programs that provide for target-level performance-based compensation to be an amount equal to or less than 50% of total annual compensation. For example, for Fiscal 2011, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee is as set forth below for each named executive officer who continues to be employed by the Company:

Named Executive	% Performance Based
David R. Lumley	93.1%
Anthony L. Genito	86.9%
John A. Heil	92.6%
Terry L. Polistina	92.4%
John T. Wilson	19.9%

The remainder of each executive’s compensation is made up of amounts that do not vary based on performance. For all named executive officers, these non-performance based amounts are set forth in such executive’s employment agreement and such executive’s retention agreement, as described below, subject to review and potential increase by the Compensation Committee. These amounts are determined by the Compensation Committee taking into account current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position.

A component of compensation (whether time-based or performance-based) also consists of multi-year incentive programs. We believe that awards that vest over time enhance the stability of our senior management team and provide greater incentives for our named executive officers to remain at the Company.

Role of Consultants

Committee-retained consultants

Our Compensation Committee has retained an outside consultant, Towers Watson, to assist us in formulating and evaluating executive and director compensation programs. The Compensation Committee, directly or through our Vice President of Human Resources, periodically requests Towers Watson to:

•	Provide comparative market date for our peer group, and other groups on request, with respect to compensation matters;

•	Analyze our compensation and benefit programs relative to our peer group;

•	Advise the Compensation Committee on compensation matters and management proposals with respect to compensation matters;

•	Assist in the preparation of this report and the compensation tables provided herewith; and

•	On request, participate in meetings of the Compensation Committee.

In order to encourage an independent view point, the Compensation Committee and its members have access to Towers Watson at any time without management present and have consulted from time to time with Towers Watson without management present.

Towers Watson, with input from management and the Compensation Committee, has developed a peer group of 15 companies based on a variety of criteria, including type of business, revenue, assets and market capitalization. The peer group utilized consists of Fortune Brands, Inc., Newell Rubbermaid Inc., Clorox Corporation, Mattel Inc., Jarden Corp., Hasbro Inc., Energizer Holdings, Inc., The Scotts Miracle-Gro Co., Exide Technologies, Church & Dwight Co. Inc., Tupperware Brands Corporation, Central Garden & Pet Co., Alberto-Culver Co., Revlon, Inc. and Elizabeth Arden, Inc. While the Compensation Committee does not target a particular range for total compensation as compared to our peer group, it does take this information into account when establishing compensation programs. The fees paid to Towers Watson for services other than executive and director compensation, were less than $120,000 during Fiscal 2010.

Company-retained consultants

In connection with the Merger, the Company retained the services of Kenneth B. Zeigler, with the firm of Zeigler Executive Search, LLC, as a human resources consultant (i) to participate in the development and implementation of our integration strategy in connection with the acquisition of Russell Hobbs as it relates to Company personnel and human resources matters, (ii) to assist in the development and implementation of the plan to transition all corporate functions previously undertaken at the Company’s former headquarters in Atlanta, Georgia to the Company’s headquarters in Madison, Wisconsin, including the recruitment of new management employees to replace members of management not relocating to Madison, Wisconsin, (iii) to assist our Vice President of Human Resources in various human resources activities, and (iv) to assist management in the development of compensation related proposals at the request of the Compensation Committee, including by holding individual meetings with the members of the Compensation Committee. The Company paid Mr. Zeigler a total of $375,449 in Fiscal 2010. The majority of this amount was paid for additional broad based services, other than executive and director compensation, although some portion was paid for services related to executive and director compensation. The Compensation Committee was aware of the hiring and payment of such fees to Mr. Zeigler.

Usage of Employment Agreements

Primary employment agreements. The Compensation Committee evaluates from time to time the appropriateness of entering into employment agreements or other written agreements with members of the Company’s management to govern compensation and other aspects of the employment relationship. The Company has historically limited the use of employment agreements and instead uses simplified severance protection agreements for executives that do not head a business unit (other than the Chief Financial Officer). With respect to the named executive officers who continue to be employed by the Company, at the direction of the Compensation Committee (or its predecessor) the Company has entered into the following written employment agreements with our current executive officers: (i) an Amended and Restated Employment Agreement with Mr. Lumley dated as of August 11, 2010, as amended by the First Amendment to the Employment Agreement dated as of November 16, 2010, (collectively, the “Lumley Employment Agreement”); (ii) an Employment Agreement dated as of June 9, 2008 with Mr. Genito, as amended by the Amendment to Employment Agreement dated as of February 24, 2009, the description of the Second Amendment to the

Employment Agreement dated as of August 28, 2009 and the Third Amendment to the Employment Agreement dated November 16, 2010 (collectively, the “Genito Employment Agreement”); (iii) an Amended and Restated Employment Agreement with Mr. Heil dated January 16, 2007, as amended by the Amendment to the Amended and Restated Employment Agreement dated as of November 10, 2008, the Second Amendment to the Amended and Restated Employment Agreement dated as of February 24, 2009, the description of the Third Amendment to Employment Agreement dated as of August 28, 2009 and the Fourth Amendment to the Employment Agreement dated November 16, 2010 (collectively, the “Heil Employment Agreement”); and (iv) an Employment Agreement dated as of August 16, 2010 with Mr. Polistina, as amended by the First Amendment to the Employment Agreement dated as of November 16, 2010 (collectively, the “Polistina Employment Agreement”). The Lumley Employment Agreement is with both SBI and the Company. Other than with respect to the Lumley Employment Agreement, all of the employment agreements are with SBI. As Mr. Wilson is not the head of a business unit, the Company and Mr. Wilson are parties to a severance agreement dated as of September 1, 2009, which governs severance, confidentially, non-competition and certain other post-employment matters in connection with a potential termination of Mr. Wilson’s employment (the “Wilson Severance Agreement”). As described below under the heading “Termination and Change in Control Provisions”, in connection with the termination of the employment of Mr. Hussey, SBI entered into a Separation and Consulting Agreement dated as of April 14, 2010 effectively terminating his then-existing employment agreement as of May 31, 2010. In connection with Mr. Hussey’s termination, Mr. Lumley was promoted to the position of the Company’s President and Chief Executive Officer and SBI’s Chief Executive Officer, pursuant to the Amended and Restated Employment Agreement dated as of August 11, 2010 (as referenced above). This promotion increased Mr. Lumley’s base salary from $600,000 to $900,000 and increased his annual target bonus from 100% to 115% of his base salary.

Term and renewal of current agreements. The current term of the agreements for the continuing named executive officers expires, for Mr. Lumley on April 14, 2013, for Mr. Genito on September 30, 2011, for Mr. Heil on September 30, 2011, for Mr. Polistina on September 30, 2012 and for Mr. Wilson on September 1, 2011. The Lumley Employment Agreement provides that upon each anniversary of the commencement date, the term will automatically extend for an additional one year, unless either party provides the other with notice of non-renewal at least 90 days prior to the next occurring anniversary of the commencement date. The employment agreements for each of Mr. Genito and Mr. Heil and the Wilson Severance Agreement provide that upon expiration of the current term (and any subsequent renewal term), unless earlier terminated in accordance with such agreement, the agreement will automatically renew for an additional one-year period. The Polistina Employment Agreement provides that upon expiration of the current term, the agreement will automatically renew for an additional one year term unless either party provides the other with notice of non-renewal at least 90 days prior to September 30, 2012. Thereafter, this agreement would continue to be automatically renewed for one-year terms unless either party provides the other with notice of non-renewal at least 90 days prior to the expiration of the then-occurring term.

Retention agreements in connection with headquarters relocation. In addition to these employment agreements, in connection with the relocation of the Company’s corporate headquarters from Atlanta, Georgia to Madison, Wisconsin, the Company entered into the following agreements with certain of the continuing named executive officers: (i) a letter agreement dated August 11, 2010 governing the terms of Mr. Genito’s relocation to Madison, Wisconsin (the “Genito Retention Agreement”), as described below under the heading “Genito Retention Agreement” and (ii) a letter agreement dated August 11, 2010 with Mr. Wilson with respect to Mr. Wilson’s continued employment through March 1, 2011 (the “Wilson Retention Agreement”) , as described below under the heading “Wilson Retention Agreement”.

Early termination of agreements. The employment agreements with each of the continuing named executive officers other than Mr. Wilson permit the Company to terminate the executive’s employment upon written notice in the event of “cause” (as defined below under the heading “Termination and Change in Control Provisions”). In the case of Mr. Lumley, if the behavior giving rise to “cause” is his willful failure or refusal to (i) perform his duties or (ii) follow the direction of the Board of Directors, then Mr. Lumley will have 15 days to cure such behavior, however if the behavior giving rise to “cause” is a breach of the Lumley Employment Agreement or other material agreement with the Company, he will have 30 days to remedy such behavior. In the case of each of

Mr. Genito, Mr. Heil and Mr. Polistina, if the behavior giving rise to “cause” is (i) his willful failure or refusal to perform his duties or follow the direction of the Chief Executive Officer (or the Board of Directors in the case of Mr. Polistina) or (ii) his material breach of his employment agreement or any other agreement with the Company, then he will have 30 days to cure such behavior following notice.

The employment agreements for Mr. Lumley and Mr. Polistina permit the Company to terminate such executive’s employment without “cause” for any reason upon 60 days prior written notice or payment in lieu thereof. The Heil Employment Agreement permits the Company to terminate such executive’s employment without “cause” for any reason upon 60 days prior written notice. The Genito Employment Agreement permits the Company to terminate such executive’s employment without “cause” for any reason upon 30 days prior written notice.

The employment agreements with each of the continuing named executive officers (other than Mr. Wilson) permit the Company to terminate the executive’s employment upon 30 days written notice in the event that the executive is unable to perform his or her duties for a period of at least 6 months by reason of any mental, physical or other disability. Each agreement also terminates immediately upon the death of the executive.

The employment agreements for each of Mr. Lumley, Mr. Heil and Mr. Polistina allow the executive to voluntarily terminate his employment for any reason upon 60 days prior written notice. The Genito Employment Agreement allows Mr. Genito to voluntarily terminate his employment for any reason upon 30 days prior written notice.

The employment agreements with each of Messrs. Lumley, Genito, Heil and Polistina also provide that if the executive officer resigns upon the occurrence of specified circumstances that would constitute “good reason” (as defined below under the heading “Termination and Change in Control Provisions”), the executive’s resignation will be treated as a termination by the Company without “cause” and entitle the executive to the payments and benefits due with respect to a termination without “cause”. In order to constitute “good reason” under the respective employment agreements certain specific notice requirements and cure periods must be satisfied. In the case of each of Mr. Lumley and Mr. Polistina, each would have to provide the Company with 30 days advance written notice of his intent to resign for “good reason” within 60 days following the occurrence of the facts or circumstances giving rise to “good reason” and the Company will have 30 days thereafter to cure such facts or circumstances. If not cured, Mr. Lumley or Mr. Polistina must terminate his employment within 6 months of the initial occurrence of the facts or circumstances giving rise to “good reason” in order to constitute “good reason”. In the case of Mr. Genito, he would have 90 days following the occurrence of the facts or circumstances giving rise to “good reason” to give written notice of his intent to terminate for “good reason” and the Company will have 30 days thereafter to cure such facts or circumstances. The required relocation of Mr. Genito’s principal place of employment from Atlanta, Georgia to Madison, Wisconsin triggered Mr. Genito’s right to terminate his employment for “good reason”. However, pursuant to the Genito Retention Agreement, Mr. Genito agreed not to exercise this right in connection with the relocation of his principal place of employment from Atlanta, Georgia to Madison, Wisconsin.

The Wilson Severance Agreement permits the Company to terminate Mr. Wilson’s employment at any time upon written notice for any reason, however in order for such termination by the Company to be treated as a termination for “cause” (as defined below under the heading “Termination and Change in Control Provisions”) as a result of Mr. Wilson’s (i) willful failure or refusal to perform his duties and responsibilities to the Company or any of its affiliates which failure or refusal to perform or (ii) breach of any of the terms of the separation agreement or any other agreement between Mr. Wilson and the Company, then Mr. Wilson will have 30 days in which to remedy or cure such failure, refusal or breach. Mr. Wilson may also terminate his employment with the Company at any time upon written notice. The Wilson Severance Agreement provides that if he resigns upon the occurrence of specified circumstances that would constitute “good reason” (as defined below under the heading “Termination and Change in Control Provisions”), his resignation will be treated as a termination by the Company without “cause” and entitle him to the payments and benefits due with respect to a termination without

“cause”. No prior notice is required for Mr. Wilson to make such election, but such notice must be made no later than three months after the occurrence of such “good reason” event. The required relocation of Mr. Wilson’s principal place of employment from Atlanta, Georgia to Madison, Wisconsin triggered Mr. Wilson’s right to terminate his employment for “good reason”. The parties initially agreed to extend the notice periods while a retention agreement was negotiated. Thereafter, pursuant to the Wilson Retention Agreement, the parties have agreed that Mr. Wilson (i) will not be required to relocate his principal place of employment before March 1, 2011 and (ii) will not exercise this right before March 1, 2011. Thereafter, the notice periods applicable to such election shall not apply. Mr. Wilson has informed us that he does not intend to relocate to Wisconsin and that he intends to resign with “good reason” on or after March 1, 2011.

The amounts and benefits payable to each such executive upon the termination of such executive’s employment in accordance with their employment agreements are further described under the heading “Termination and Change in Control Provisions.”

Mr. Hussey ceased to be an employee of SBI as of May 31, 2010 and ceased to serve in any capacity with the Company, including as Chairman of the Board of Directors of SBI, on June 16, 2010, the date of the Merger, pursuant to a Separation and Consulting Agreement dated as of April 14, 2010. For details of the amounts and benefits payable to him in connection with such termination, see below under the heading “Termination and Change in Control Provisions.” As noted above, in connection with Mr. Hussey’s termination, Mr. Lumley was promoted to the position of the Company’s President and Chief Executive Officer and SBI’s Chief Executive Officer. Mr. Lumley is also a member of the Board of Directors.

Compensation Components

For Fiscal 2010, the basic elements of our executive compensation program, as designed by the Compensation Committee of SBI, were:

•	Base salary;

•	A performance-based annual cash incentive program referred to as our Management Incentive Plan;

•	For Messrs. Hussey, Lumley, Genito, Heil and Polistina, a time-based, multi-year, stock-based incentive program; and

•	For Mr. Wilson, a performance-based, multi-year cash-based incentive program.

In addition, based on individual circumstances, title, position and responsibilities, each named executive officer received certain other compensation components and limited perquisites as described herein.

For Fiscal 2011, the basic elements of our executive compensation program, as designed by our Compensation Committee, are:

•	Base salary;

•	A performance-based annual cash incentive program referred to as our Management Incentive Plan;

•	For Messrs. Lumley, Genito, Heil and Polistina, as well as substantially all of our management, a performance-based, multi-year, stock based incentive program;

•	For Mr. Wilson, a one time cash-based incentive retention program; and

•	For each of the continuing named executive officers other than Mr. Wilson, a performance-based, multi-year stock-based incentive program based on the achievement of long term superior results.

In addition, based on individual circumstances, title, position and responsibilities, each continuing named executive officer is eligible to receive other compensation components and limited perquisites as described herein.

Base Salary

Annual base salary for each of the named executive officers other than Mr. Wilson is set forth in the employment agreement with the named executive officer, subject to subsequent increases by the Compensation Committee. Mr. Wilson’s annual base salary was set by the Chief Executive Officer prior to the time he became a named executive officer. In determining the annual base salary reflected in each named executive officer’s employment agreement, the Compensation Committee considered current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives at other companies, experience level and the duties and responsibilities of such executive’s position and the relative sizes of the business segments they manage or managed. This base salary level is subject to evaluation from time to time by the Compensation Committee to determine whether any increase in the contractual base salary is appropriate. As of the end of Fiscal 2010 (or the termination of employment, in the case of Mr. Hussey), the annual base salaries were as set forth below for the named executive officers.

Named Executive	Annual Base Salary at FYE $
David R. Lumley	900,000
Anthony L. Genito	425,000
John A. Heil	500,000
Terry L. Polistina	500,000
John T. Wilson	285,000
Kent J. Hussey	825,000

For the continuing named executive officers, there has been no change in their annual base salaries since the end of Fiscal 2010.

Management Incentive Plan

General description. Our management personnel, including our named executive officers, participate in the Company’s annual performance-based cash bonus program referred to as the Management Incentive Plan (“MIP”), which is designed to compensate executives and other managers based on achievement of annual corporate, business segment and/or divisional goals. Under the MIP, each participant has the opportunity to earn a threshold, target or maximum bonus amount that is contingent upon achieving the performance goals set by the Compensation Committee and reviewed by the Board of Directors. Particular performance goals are established prior to or during the first quarter of the relevant fiscal year and reflect the Compensation Committee’s then-current views of the critical indicators of Company success in light of the Company’s then-current primary business priorities.

The specific performance targets with respect to performance goals are set by the Compensation Committee based on the Company’s annual operating plan, as approved by our Board of Directors. The annual operating plan includes performance targets for the Company as a whole as well as for each business segment. In the case of divisional managers within those business segments, divisional level performance targets have also been established.

Fiscal 2010 MIP Program. For Fiscal 2010, after taking into account the goals described above under the heading “Philosophy on Performance Based Compensation”, the Compensation Committee of SBI established adjusted EBITDA and adjusted cash flow as the performance goals of the Company, with adjusted EBITDA weighted at 70% and adjusted cash flow weighted at 30%.

For purposes of the 2010 MIP, adjusted EBITDA was measured as earnings (defined as operating income (loss) plus other income less other expenses) before interest, taxes, depreciation and amortization and excluding restructuring and other one-time charges. In order to emphasize management’s and the Board of Directors’ intention to minimize restructuring expenditures going forward and ensure that senior management is fully focused on the total cash costs of such expenditures, the Compensation Committee of SBI adjusted how cash flow was measured for the 2010 MIP. For the 2010 MIP, cash flow was measured as adjusted EBITDA (as described above) plus or minus changes in current and long term assets and liabilities, less payments for taxes, cash restructuring and interest (defined as the variance between actual and planned interest payments), but excluding proceeds from dispositions, discontinued operations and payments for financing fees (if incurred). The Compensation Committee of SBI also provided that neither adjusted EBITDA nor cash flow would be impacted by the carryover of fees, expenses and savings associated with the Company’s Chapter 11 restructuring efforts.

In order to focus members of management involved primarily in the operations of one or more of our business segments or smaller business units on the performance of those segments or units, the Compensation Committee of SBI also subdivided the performance targets for those members of management to give greater weight to the performance of those segments or units versus the performance of the Company as a whole. For Fiscal 2010 the performance targets for each of Mr. Hussey, Mr. Genito and Mr. Wilson were equal to those established for the Company as a whole. With respect to Mr. Heil, the Fiscal 2010 MIP performance targets were based 80% on the performance targets established for the Global Pet Supplies business segment and 20% on the performance targets established for the Company as a whole. The performance targets for Mr. Lumley for the Fiscal 2010 MIP were initially based 50% on the performance targets established for the Global Batteries & Personal Care (“GBPC”) business segment, 30% on the performance targets established for the Home and Garden Business and 20% on the performance targets established for the Company as a whole. These performance targets applied to Mr. Lumley from October 1, 2009 until April 15, 2010, as applied to his then base salary of $600,000 per year. Mr. Lumley’s participation in the MIP program was subsequently modified pursuant to his amended and restated employment agreement in connection with his promotion to Chief Executive Officer and his subsequent responsibility for the entire Company. As of April 15, 2010 and continuing through the end of Fiscal 2010, the performance targets for Mr. Lumley were equal to those established for the Company as a whole, as applied to his base salary of $900,000 per year.

Following the Merger, for legacy employees of SBI, including Messrs. Lumley, Genito, Heil and Wilson, our Compensation Committee elected to continue to measure performance based on the performance of the legacy businesses for Fiscal 2010, rather than adjusting the previously set goals to include the impact of the acquired Russell Hobbs business. The Company also elected to continue the employees of the acquired Russell Hobbs business, including Mr. Polistina, on the annual incentive program that was in effect for Russell Hobbs prior to the Merger. This program was established on a calendar year basis, such that the measurement period for the 2010 program was from January 1, 2010 through December 31, 2010. For more information on this program, please see below in the section entitled “Russell Hobbs Legacy 2010 Annual Bonus Program”.

The target 2010 MIP award levels achievable (that is the amount achievable if 100% of the applicable performance targets are met) by each of Mr. Lumley, Mr. Genito, Mr. Heil and Mr. Hussey were as set forth in each such named executive officer’s employment agreement, expressed as a percentage of annual base salary. Mr. Wilson’s target MIP award level was set separately by the Chief Executive Officer. For purposes of the 2010 MIP, the target award percentages for the named executive officers were as follows:

Named Executive	MIP Target as % of Annual Base
David R. Lumley	100%
Anthony L. Genito	100%
John A. Heil	100%
John T. Wilson	50%
Kent J. Hussey	125%

It was possible to receive an award amount under the 2010 MIP above or below the target award percentage. The potential 2010 MIP awards for each of our named executive officers, expressed as a percentage of the target award, ranged from 0% for achievement of threshold performance levels established by the Compensation Committee of SBI, 100% for performance at the target performance levels and increasing up to a maximum payout of 200% of the target award if actual performance had risen to the specified upper achievement thresholds.

The chart below reflects for each named executive officer who participated in the 2010 MIP the percentage of his target award achievable pursuant to the performance goals applicable to his award, the performance required to achieve the threshold, target and maximum payouts based on those performance goals, and the actual percentage of the target award achieved with respect to each performance goal. The dollar amount of the awards for each named executive are set forth in the “Summary Compensation Table”. These award amounts were paid in December 2010. Please note that pursuant to his separation and consulting agreement, Mr. Hussey’s 2010 MIP award payout factor reflected below was then pro-rated based on the number of weeks he was actually employed by the Company.

NEO	Performance Metric	Weight (% of Target Bonus)	Performance Required to Achieve Bonus % indicated (in $ millions)			Actual 2010 Payout Factor (% of Target Bonus)
			Threshold (0%)	Target (100%)	Maximum (200%)
David R. Lumley (October 1, 2009— April 14, 2010)	Consolidated Adjusted EBITDA Consolidated Adjusted Cash Flow GBPC Adjusted EBITDA GBPC Adjusted Cash Flow H&G Adjusted EBITDA H&G Adjusted Cash Flow	14%	276.3	325.0	373.8	19.6%
		6%	68.0	80.0	92.0	12.00%
		35%	167.5	197.0	226.6	47.14%
		15%	144.5	170.0	195.5	30.00%
		21%	49.3	58.0	66.7	42.00%
		9%	42.5	50.0	57.5	18.00%

David R. Lumley (April 15, 2010— September 30, 2010)	Consolidated Adjusted EBITDA Consolidated Adjusted Cash Flow	70%	276.3	325.0	373.8	98.00%
		30%	68.0	80.0	92.0	60.00%

Anthony L. Genito John T. Wilson Kent J. Hussey	Consolidated Adjusted EBITDA Consolidated Adjusted Cash Flow	70%	276.3	325.0	373.8	98.00%
		30%	68.0	80.0	92.0	60.00%

John A. Heil	Consolidated Adjusted EBITDA Consolidated Adjusted Cash Flow Pet Adjusted EBITDA Pet Adjusted Cash Flow	14%	276.3	325.0	373.8	19.60%
		6%	68.0	80.0	92.0	12.00%
		56%	82.5	97.0	111.6	63.44%
		24%	57.8	68.0	78.2	48.00%

Fiscal 2011 MIP Program. For Fiscal 2011, consistent with the corporate goals of increased growth and Free Cash Flow generation described above under the heading “Philosophy on Performance Based Compensation”, the Compensation Committee established adjusted EBITDA and Free Cash Flow (as defined below) as the performance goals of the Company, with adjusted EBITDA weighted at 50% and Free Cash Flow weighted at 50%.

For Fiscal 2011, adjusted EBITDA means earnings (defined as operating income (loss) of the Company plus other income less other expenses) before interest, taxes, depreciation and amortization and excluding restructuring, acquisition and integration charges, and other one-time charges. The result of the formula in the preceding sentence shall then be adjusted so as to negate the effects of acquisitions or dispositions; provided, however that adjusted EBITDA resulting from businesses or products lines acquired (in Board of Directors approved transactions) during the performance period shall be included in the calculation from the date of acquisition up to a maximum of $10 million dollars in the aggregate. Free Cash Flow means adjusted EBITDA plus or minus changes in current and long term assets and liabilities, less cash payments for taxes, restructuring and interest, but excluding proceeds from acquisitions or dispositions (with the exception of the Ningbo, China facility). Any reductions in Free Cash Flow resulting from transaction costs or financing fees incurred in connection with any Board of Directors approved acquisition or refinancing (in each case during the performance period) shall be added back to Free Cash Flow.

As was prior practice, in order to focus members of management involved primarily in the operations of one or more of our business segments or smaller business units on the performance of those segments or units, the Compensation Committee has also subdivided the performance targets for those members of management to give greater weight to the performance of those segments or units versus the performance of the Company as a whole. For Fiscal 2011 the performance targets for each of Mr. Lumley, Mr. Genito and Mr. Wilson are equal to those established for the Company as a whole. With respect to Mr. Heil, the Fiscal 2011 MIP performance targets for adjusted EBITDA are based 80% on the performance targets established for the Global Pet Supplies business segment and 20% on the performance targets established for the Company as a whole, and for Free Cash Flow are based 100% on the performance for the Company as a whole. With respect to Mr. Polistina, the Fiscal 2011 MIP performance targets for adjusted EBITDA are based 80% on the performance targets established for the Appliances portion of the Global Batteries and Appliances business segment and 20% on the performance targets established for the Company as a whole, and for Free Cash Flow are based 100% on performance for the Company as a whole. Only our current named executive officers are eligible to participate in the 2011 MIP.

The target 2011 MIP award levels achievable (that is, the amount achievable if 100% of the applicable performance targets are met) by each of Mr. Lumley, Mr. Genito, Mr. Heil and Mr. Polistina are as set forth in each such named executive officer’s employment agreement, expressed as a percentage of annual base salary. Mr. Wilson’s target MIP award level was set separately by the Chief Executive Officer prior to the time he became a named executive officer. As of the date of this Amendment No. 1, for purposes of the 2011 MIP, the target award percentages for each participating named executive officer are as follows:

Named Executive	MIP Target as % of Annual Base
David R. Lumley	115%
Anthony L. Genito	100%
John A. Heil	100%
Terry L. Polistina	75%
John T. Wilson	50%

It is possible to receive an award amount under the 2011 MIP above or below the target award percentage. The potential 2011 MIP awards for each of our named executive officers, expressed as a percentage of the target award, ranged from 50% for achievement of threshold performance levels established by the Compensation Committee, 100% for performance at the target performance levels and increasing from there up to a maximum payout of 200% (250% in the case of Mr. Lumley) of the target award if actual performance had risen to the specified upper achievement thresholds.

The table below reflects for each current named executive officer the percentage of his target award achievable pursuant to the performance goals applicable to his award, and the performance required to achieve the threshold, target and maximum payouts based on those performance goals.

NEO	Performance Metric	Weight (% of (Target Bonus )	Performance Required to Achieve Bonus % indicated (in $ millions)
			Threshold (50%)	Target (100%)	Maximum (200%) (250% with respect to Mr. Lumley)
David R. Lumley Anthony L. Genito John T. Wilson	Consolidated Adjusted EBITDA Consolidated Free Cash Flow	50%	429.58	457.0	498.13
		50%	146.64	156.0	170.04

John A. Heil	Consolidated Adjusted EBITDA Pet Adjusted EBITDA Consolidated Free Cash Flow	10%	429.58	457.0	498.13
		40%	103.31	109.90	119.79
		50%	146.64	156.0	170.04

Terry L. Polistina	Consolidated Adjusted EBITDA Appliances Adjusted EBITDA Consolidated Free Cash Flow	10%	429.58	457.0	498.13
		40%	129.72	138.0	150.42
		50%	146.64	156.0	170.04

Russell Hobbs Legacy 2010 Annual Bonus Program

As described above, upon consummation of the Merger, the employees of Russell Hobbs, including Mr. Polistina, were allowed to continue with the annual bonus program then in effect for Russell Hobbs, which had a performance period of January 1, 2010 through December 31, 2010 (the “RH Bonus Program”). This program was established by the management and board of directors of Russell Hobbs prior to the Merger and not by the Compensation Committee or Board of Directors of the Company. Russell Hobbs established adjusted EBITDA and free cash flow as the performance goals of Russell Hobbs, with adjusted EBITDA weighted at 50% and Free Cash Flow weighted at 50%. It was possible to receive an award amount under the RH Bonus Program above or below the target award percentage. The potential RH Bonus Program, expressed as a percentage of the target award, ranged from 50% for achievement of threshold performance levels established by Russell Hobbs, 100% for performance at the target performance levels, increasing from there up to a maximum payout of 200% of the target award if actual performance had risen to the specified upper achievement thresholds.

2010 RH PLAN PERCENTAGES

NEO (Target Bonus as % of Base Salary)	Performance Metric	Weight (% of Target Bonus)	Performance Required to Achieve Bonus (in $ millions)
			Threshold (50%)	Target (100%)	Maximum (200%)
Terry L. Polistina (75%)	Russell Hobbs Adjusted EBITDA	50%	429.58	457.0	498.13
	Russell Hobbs Free Cash Flow	50%	146.64	156.0	170.08

For Mr. Polistina, whose base salary was increased effective June 16, 2010, the bonus will be based on his base salary for the entire year.

As a retention tool, Russell Hobbs, prior to the Merger but with the consent of SBI, elected to guarantee a minimum payout under the RH Bonus Program in the amount of 75% of each participant’s target award amount. The actual performance of the Russell Hobbs business for the performance period would have resulted in a payment of less than this amount. As a result, each participant will receive a payout equal to 75% of the target payout amount, which is anticipated to be paid in February 2011, and which is $212,357 for Mr. Polistina.

Long Term Incentive Plans Background

The Compensation Committee believes that incentive programs with provisions extending for periods greater than a year benefit the Company by increasing focus on the long-term performance of the Company and by incentivizing retention. In Fiscal 2010, the Company’s long term incentive programs were referred to as the Company’s “LTIP” and came in two forms, as a cash-based plan (“Cash LTIP”) and an equity-based plan (“Equity LTIP”) involving the issuance of restricted stock. Members of management were eligible to participate in one or the other form, as designated by the Compensation Committee but not both.

For Fiscal 2011, the Compensation Committee re-examined the long term incentive portion of its compensation programs and determined that the program would provide better long term value to the stockholders and better align the most critical members of management with the interests of the stockholders by eliminating the cash component, reducing the number of participants, and incentivizing the remaining participants through the issuance of restricted stock units. As a result, the LTIP program was discontinued on a going forward basis (although existing grants with continuing vesting periods continue in effect) and the Compensation Committee instituted a new Equity Incentive Plan (“EIP”) for Fiscal 2011.

2010 Equity LTIP

For Fiscal 2010, all grants under the Equity LTIP were implemented through grants of restricted stock under the Spectrum Brands, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”). As a result of the Company’s emergence from bankruptcy, each member of management began Fiscal 2010 owning no shares of SBI’s equity. The Compensation Committee of SBI believed equity ownership was an important component of matching the interests of management with the interests of SBI’s stockholders as well as a valuable retention tool. Consistent with discussions between the senior management team and the Company’s pending new owners prior to SBI’s emergence from bankruptcy, the Compensation Committee of SBI felt it would be appropriate for each of the then-members of the senior management team to receive an initial grant of restricted stock that would vest based on continued employment and the passage of time rather than on the achievement of a particular set of performance standards. Given the recent experiences of management with the impact of bankruptcy on equity compensation, the Compensation Committee believed it appropriate to limit the initial pool of participants to Messrs. Lumley, Genito, Heil and Hussey.

Those grants were scheduled to vest based on continued employment and the passage of time. Accordingly, the restrictions on 75% of such shares lapsed on October 1, 2010 and the restrictions on the remaining 25% of such shares will lapse on October 1, 2011. It was the intention of the Compensation Committee of SBI that for future fiscal years, awards made under SBI’s Equity LTIP would be earned based on the performance of SBI over time and continued employment with SBI. With respect to the Fiscal 2010 Equity LTIP awards, those awards were made for each participant based on a specified number of shares (in Mr. Hussey’s case, an amount set forth in his then-existing employment agreement), rather than based on a percentage tied to salary or any other amount.

The number of shares of restricted stock granted to each of Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil under the 2010 Equity LTIP are set forth below.

Named Executive	Shares of Restricted Stock Granted
Kent J. Hussey	222,222
Anthony L. Genito	111,111
David R. Lumley	166,667
John A. Heil	111,111

2010 Cash LTIP

For Fiscal 2010, in order to focus members of our management that do not participate in the Equity LTIP on the long-term performance of the Company, the Compensation Committee of SBI established the Cash LTIP. Awards under the Cash LTIP were to be earned based on the performance of the Company over the Fiscal 2010 performance period and continued employment with the Company over a three fiscal year period. In determining the target LTIP award levels, the Compensation Committee of SBI considered each executive’s total compensation relative to other similarly situated executives within the Company, long term incentive compensation paid to similarly situated executives in other companies, experience level and the duties and responsibilities of such executive’s position. Of our named executive officers only Mr. Wilson, who did not participate in the 2010 Equity LTIP, participated in the 2010 Cash LTIP. Mr. Wilson’s target award percentage was 75% of his base salary.

The target levels for the cash awards under the Cash LTIP were determined at the beginning of the fiscal year for which such award was made, which are then paid over a three year period based on continued employment and the achievement by the Company of performance goals established by the Compensation Committee of SBI that are tied to the Company’s annual operating plan for Fiscal 2010, based on the Compensation Committee’s then-current view of the goal or goals the Compensation Committee determines to be most important in measuring the achievement of the Company’s then-current long-term goals.

For Fiscal 2010, the Cash LTIP award was earned based on continued employment and the achievement of performance goals for Fiscal 2010 established by the Compensation Committee, which were based on the achievement of adjusted EBITDA and adjusted cash flow targets tied to the Company’s annual operating plan, with adjusted EBITDA weighed 70% and adjusted cash flow weighted 30%. These terms had the same meanings used in connection with the 2010 MIP as described above. The performance target for Mr. Wilson was based on the performance of the Company as a whole.

It was possible to receive an award amount under the 2010 LTIP above or below the target award percentage. The potential 2010 Cash LTIP awards, expressed as a percentage of the target award, ranged from 0% for achievement of threshold performance levels established by the Compensation Committee, 100% for performance at the target performance levels, increasing from there up to a maximum payout of 200% of the target award if actual performance had risen to the specified upper achievement thresholds.

For any Cash LTIP award so earned based on Fiscal 2010 performance, one-third of such earned amount was payable on or before December 31, 2010, one-third of such earned amount is payable on or before December 31, 2011 and the remaining one-third of such cash award is payable on or before December 31, 2012; provided, that the participant’s employment with the Company has not been terminated with cause by the Company or voluntarily by the participant prior to such date. Pursuant to this schedule, one-third of the award amount earned was paid in December 2010.

The chart below reflects for Mr. Wilson, as the sole named executive officer who participated in the 2010 Cash LTIP, the percentage of his target award achievable pursuant to the performance goals applicable to his award, the performance required to achieve the threshold, target and maximum payouts based on those performance goals, and the actual percentage of the target award achieved with respect to each performance goal. The dollar amount of the award for Mr. Wilson is set forth in the “Summary Compensation Table”.

NEO	Performance Metric	Weight (% of Target Bonus)	Performance Required to Achieve Cash LTIP % indicated (in $ millions)			Actual 2010 Payout Factor (% of Target Bonus)
			Threshold (0%)	Target (100%)	Maximum (200%)
John T. Wilson	Consolidated Adjusted EBITDA Consolidated Adjusted Cash Flow	70%	276.3	325.0	373.8	98%
		30%	68.0	80.0	92.0	60%

2011 EIP

The 2011 EIP was implemented through the granting of restricted stock unit (“RSU”) award agreements at the beginning of Fiscal 2011 for which such award was made that then vest based on continued employment and the achievement by the Company of performance goals established by the Compensation Committee that are tied to the Company’s annual operating plan. The award agreements governing the RSU awards provide that the restrictions will lapse based on continued employment and the achievement of Company-wide performance objectives for Fiscal 2010, which were established as adjusted EBITDA and Free Cash Flow targets tied to the Company’s annual operating plan, measured in the same manner as is done for the 2011 MIP.

It is possible that the performance of the Company will result in less than the full amount of the award vesting. The potential 2011 RSUs that may be earned for each of our participating named executive officers, expressed as a percentage of the award amount, range from 50% for achievement of threshold performance levels established by the Compensation Committee to 100% for achieving the performance goals in full at the target performance levels. The award agreements for Fiscal 2011 provide that if 100% of the established performance goals for Fiscal 2011 are met, then 50% of the RSUs awarded will vest as soon as practical after certification of the results by the Compensation Committee, but no later than 74 days following the end of Fiscal 2011. The remaining RSUs awarded will vest on the first anniversary of the vesting date, subject to continued employment on such anniversary. Performance between threshold and target levels will vest pro-rata. Performance below the threshold levels will result in the forfeiture of all awarded units. Performance above the target level of performance will not earn additional shares.

The table below reflects for each participating named executive officer the RSU award amount, the percentage of his target award achievable pursuant to the performance goals applicable to his award, and the performance required to achieve the threshold and target vesting eligibility based on those performance goals:

NEO # of (RSU Award)	Performance Metric	Weight (% of Target Award)	Performance Required to Be Eligible to Vest – Indicated % of RSUs (in $ millions)
			Threshold (50%)	Target (100%)
David R. Lumley (173,600)	Consolidated Adjusted EBITDA	50%	429.58	457.0

Anthony L. Genito, John A. Heil, and Terry L. Polistina (88,888 each)	Consolidated Free Cash Flow	50%	146.64	156.0

Spectrum 500

During the course of the design and creation of the Fiscal 2011 incentive programs, the Compensation Committee reviewed the Company’s forecasted performance for the 2011, 2012 and 2013 fiscal years and considered incentives to drive performance in excess of these forecasted amounts and attempted to accelerate the growth of stockholder value. As drivers of this value, the Compensation Committee focused on (i) incentivizing increased adjusted EBITDA growth, both organically and through small, add-on acquisitions approved by the Board of Directors and (ii) incentivizing accelerated Free Cash Flow generation, in each case beyond that reflected in the Company’s forecasted plans, for the period between October 1, 2010 and September 30, 2012. Following consideration of these goals, the Compensation Committee, with the approval of the Board of Directors, created a superior achievement incentive program, which is referred to herein as the “Spectrum 500.”

The Spectrum 500 is targeted to those members of the Company’s management identified as key drivers of the Company’s goals of accelerating stockholder value. For all participants, the Spectrum 500 has been implemented through an award of RSUs. For Spectrum 500 award recipients, a portion of the award will vest based on the achievement of $500 million in adjusted EBITDA during the period from October 1, 2010 through September 30, 2012. Adjusted EBITDA for purposes of the Spectrum 500 is determined in the same manner as that used for the 2011 MIP and 2011 EIP. The portion of the award subject to this adjusted EBITDA performance goal is earned in full if the $500 million adjusted EBITDA goal is achieved as of September 30, 2012, but would be forfeited in total if performance is less than $500 million.

For Spectrum 500 award recipients, a portion of the award will vest based on achievement of a cumulative Free Cash Flow performance goal during the period from October 1, 2010 through September 30, 2012. Free Cash Flow for purposes of the Spectrum 500 is determined in the same manner as that used for the 2011 MIP and 2011 EIP. The full award amount would be earned upon achievement of a target of $375 million in cumulative Free Cash Flow, and it is possible to earn a portion of the award tied to the Free Cash Flow award for performance at less than the target (provided that at least $350 million is achieved) ranging from a payout of 50% of the award amount at threshold performance up to 100% if the target is achieved or exceeded.

For all participants in the Spectrum 500 other than Messrs. Lumley, Genito, Heil and Polistina, 50% of the award amount will be earned, if at all, based on achievement of the adjusted EBITDA performance goal and 50% of the award will be earned based on achievement of the Free Cash Flow performance goal.

In addition to the adjusted EBITDA and Free Cash Flow performance goals, the Spectrum 500 awards granted to Messrs. Lumley, Genito, Heil and Polistina also include a performance goal tied to management objectives. Management objectives are the successful integration and achievement of synergy targets communicated publicly, integration of the Russell Hobbs business and the transitioning of the Company’s headquarters from Atlanta, Georgia to Madison, Wisconsin. Thus for Messrs. Lumley, Genito, Heil and Polistina,

one-third of the total award amount will be earned, if at all, based on achievement of the adjusted EBITDA performance goal, one-third of the total award will be earned based on achievement of the Free Cash Flow performance goal and one-third of the total award amount will be earned based on the achievement of the management objectives. In order to be eligible to receive any shares to be earned based on the management objectives, the $500 million adjusted EBITDA goal must also be achieved. However, the cash flow portion of the total award is not dependent upon achievement of the $500 million adjusted EBITDA target. Determination of achievement of the management objectives is determined by the Compensation Committee.

For all participants in the Spectrum 500, the award agreements provide that up to 50% of the total award may vest, if at all, as soon as practical after certification of the results by the Compensation Committee, but no later than 74 days following the end of Fiscal 2012. The remaining 50% of the total award earned would vest, if at all, on the first anniversary of the prior vesting date. In each case, vesting is subject to the participant not being terminated for “cause” or voluntarily terminating his or her employment other than for “good reason” prior to the applicable vesting date. In no event may a participant in the Spectrum 500 earn shares in excess of his or her award amount under the Spectrum 500.

The table set forth below describes for each participating continuing named executive officer the RSU award amount, the percentage of his target award achievable pursuant to the performance goals applicable to his award, and the performance required to achieve the threshold (where applicable) and target vesting eligibility based on those performance goals. In light of the pending relocation of his position, Mr. Wilson is not a participant in the Spectrum 500.

NEO # of RSUs Awarded	Performance Metric	Weight (% of Target Award)	Performance Required to Be Eligible to Vest – Indicated % of RSUs (in $ millions)
			Threshold (50%)	Target (100%)
David R. Lumley (216,999)	Consolidated Adjusted EBITDA Consolidated Cumulative Free Cash Flow	33 1/3%	N/A	$500.0
		33 1/3%	$351.0	$375.0

Anthony L. Genito, John A. Heil and Terry L. Polistina (111,111 each)	Management Objective	33 1/3%	N/A	Achievement of EBITDA Target Plus 100% Management Objective Compliance

2011 Additional Cash Incentive Award

As a retention device, in lieu of participating in the 2011 EIP or the Spectrum 500, Mr. Wilson, whose position is being relocated to Madison, Wisconsin, will participate in a cash-based incentive plan in Fiscal 2011. Mr. Wilson’s target award amount under this plan is 75% of his base salary.

Genito Retention Agreement

In April 2010, SBI determined that it would relocate its world headquarters, including the position of its Chief Financial Officer, from Atlanta, Georgia to the existing headquarters of its GBPC and Home & Garden business segments in Madison, Wisconsin. In light of the importance of Mr. Genito to the continuing performance of the Company and in order to ensure that Mr. Genito remained with SBI for at least a transition period, SBI, Mr. Genito and the Company began negotiations on a retention agreement that, in conjunction with the Genito Employment Agreement, would govern the terms of Mr. Genito’s continued employment with the Company.

During the course of these negotiations, Mr. Genito notified the Company of his intention to accept the Company’s offer to relocate to Madison, Wisconsin to continue as the Company’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Thereafter, on August 11, 2010, the Company and Mr. Genito finalized and entered into the Genito Retention Agreement to govern the terms of Mr. Genito’s relocation that, among other things, provided that Mr. Genito would not be required to relocate before September 30, 2010 and Mr. Genito would not elect to terminate his employment for “good reason” as a result of the relocation of his position to Madison, Wisconsin. Mr. Genito has now relocated to Madison, Wisconsin.

Pursuant to the Genito Retention Agreement, Mr. Genito is entitled to receive a retention bonus of up to $500,000 (with a minimum of $100,000) based upon completion of the following responsibilities: (i) transition of all finance functions from Atlanta to Madison, (ii) successful completion of all required public filings during this transition period; (iii) identification of replacements for all key finance functions being relocated to Madison not being filled by relocating employees and (iv) compliance with all of Mr. Genito’s contractual obligations. Final determination of the amount of the retention bonus (up to the maximum amount) is subject to the discretion of the Chief Executive Officer. The retention bonus is to be paid no later than June 16, 2011.

In addition, pursuant to the Genito Retention Agreement, Mr. Genito was entitled to receive a restricted stock grant with a value of $500,000 upon his relocation to Madison, Wisconsin. Pursuant to this provision, Mr. Genito received a grant of 17,364 RSUs in November 2010. As provided in the Genito Retention Agreement, one-third of this award will vest on September 30, 2011, one-third of this award will vest on September 30, 2012 and the final one-third of this award will vest on September 30, 2013, provided that Mr. Genito is not terminated for “cause” and does not voluntarily terminate his employment other than for “good reason” prior to that applicable vesting date.

Wilson Retention Agreement

The communication to Mr. Wilson of the decision to relocate the Company’s headquarters, including Mr. Wilson’s position, from Atlanta, Georgia to Madison, Wisconsin created an event of “good reason” under the Wilson Severance Agreement, giving Mr. Wilson the right to elect to terminate his employment pursuant to the terms thereof and receive the severance benefits provided for thereunder for a termination without “cause”. In light of the importance of Mr. Wilson to the continuing performance of the Company and in order to ensure that Mr. Wilson remained with SBI for at least a transition period, SBI, Mr. Wilson and the Company began negotiations on a retention agreement that, in conjunction with the Wilson Severance Agreement, would govern the terms of Mr. Wilson’s continued employment with the Company.

On August 11, 2010, the Company and Mr. Wilson entered into the Wilson Retention Agreement. Pursuant to the terms of the Wilson Retention Agreement, Mr. Wilson will not be required to relocate to Madison, Wisconsin prior to March 1, 2011 (the period from the date of the agreement through March 1, 2011 referred to as the “transition period”). Mr. Wilson similarly agreed not to exercise his right to terminate his employment with the Company for “good reason” as a result of this pending required relocation prior to March 1, 2011. Mr. Wilson has informed the Company that he does not intend to relocate to Madison, Wisconsin and that he intends to resign with “good reason” on or after March 1, 2011.

Pursuant to the Wilson Retention Agreement, Mr. Wilson is entitled to receive a retention bonus of up to $200,000, to be paid no later than March 15, 2011. Of this amount, $150,000 would be earned if Mr. Wilson remains with the Company through March 1, 2011. In the event that the Company elects to end the transition period prior to March 1, 2011, this amount would be pro-rated based on months worked after June 15, 2010. The remaining $50,000 would be based on the Chief Executive Officer’s determination, in his sole discretion, of Mr. Wilson’s performance during the transition period. This performance evaluation is to be based on (i) transition of all current General Counsel functions to a new General Counsel, or designee, as determined by the chief executive officer, (ii) full engagement during the period following the close of the Merger and compliance with all contractual obligations, and (iii) remaining employed with the Company through the transition period.

Mr. Wilson is also entitled to payments under the 2010 MIP and LTIP, provided that such payments will be prorated if his employment is terminated during Fiscal 2010. After Fiscal 2010, Mr. Wilson will be entitled to payments based on actual results for Fiscal 2010. Subsequent to the end of Fiscal 2010, the Company determined that, for purposes of the Company’s 2011 MIP and LTIP, in the event that Mr. Wilson’s employment with the Company is terminated prior to the end of Fiscal 2011, Mr. Wilson would be entitled to receive a pro-rated portion of the payments he would have been entitled to receive under those programs had he remained employed by the Company through the payment date for such incentive programs. Mr. Wilson’s 2011 MIP award would be pro-rated based on days employed with the Company in Fiscal 2011. Mr. Wilson’s 2011 Additional Cash Incentive program would be pro-rated based on months worked for the Company during Fiscal 2011.

Prior Retention Agreements

During Fiscal 2008, each of Mr. Lumley, Mr. Heil and Mr. Genito executed retention agreements with the Company. Mr. Hussey executed a retention agreement with the Company in Fiscal 2009. Mr. Wilson was also subject to a retention agreement during this period. The Compensation Committee of SBI, in evaluating the critical roles performed by the then members of Spectrum’s leadership team and the potential negative impact on the Company as a whole if any of those executives were to end their employment relationship with the Company, determined it to be in the best interests of the Company to put in place for those executives a retention program designed to give those executives additional incentive not to seek alternative employment opportunities. For each executive, the retention agreement provides such executive with the opportunity to earn an additional cash amount equal to 150% of such executive’s annual base salary as in effect on the date the retention agreement was executed in two installments contingent upon such executive remaining employed by the Company through December 31, 2009. If the executive continued to be an employee of the Company on through December 31, 2008, such executive received the first payment in an amount equal to 75% of such executive’s annual base salary. Each of Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil received this payment in January 2009. If the executive continued to be employed by the Company through December 31, 2009, such executive would receive the second and final payment in an amount equal to 75% of such executive’s annual base salary. Each of Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil received this payment in January 2010.

Mr. Wilson was also subject to retention programs during this period, during the time period before he became a named executive officer. In Fiscal 2008, the Company was in the midst of significant restructuring activities, including a reduction in the size of the Company’s Atlanta, Georgia headquarters, and continued to experience significant financial difficulties. In order to ensure the retention of employees performing critical functions, the Company developed a retention program designed to incentivize certain key members of management to remain with the Company through December 31, 2008. Pursuant to this agreement, Mr. Wilson, as a result of his continued employment with the Company through December 31, 2008, received a retention bonus in the amount of $182,250. In light of the Company’s continued efforts to find a solution to its overleveraged capital structure and its continuing desire to retain key employees, the Company elected to implement a similar program in September 2008 to incentivize retention through December 31, 2009. Pursuant to this agreement, Mr. Wilson, as a result of his continued employment with the Company through December 31, 2009, received a retention bonus in the amount of $106,875 in January 2010.

Payments to Mr. Polistina in connection with the Merger

Pursuant to a pre-Merger agreement between Mr. Polistina, Russell Hobbs and Harbinger Capital Partners Master Fund I, Ltd. (the “Harbinger Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P (the “Harbinger Special Situations Fund”) and Global Opportunities Breakaway Ltd. (the “Breakaway Fund” and, collectively, the “Harbinger Parties”), Mr. Polistina received a cash payment of $2 million from Russell Hobbs in June 2010 immediately following the Merger. Pursuant to this agreement, Mr. Polistina was entitled to receive an additional $1 million cash payment in December 2010, which was paid by the Company in December 2010.

Additional Share Grant to Mr. Heil

Immediately prior to the Merger, the Compensation Committee and Board of Directors of SBI, in recognition of the importance of Mr. Heil to the ongoing success of the Company, awarded Mr. Heil a restricted stock award in the amount of 17,600 shares. Subject to Mr. Heil’s continued employment, one-third of the awarded shares are scheduled to vest on June 15, 2011, one-third of the awarded shares are scheduled to vest on June 15, 2012, and the final one-third of the awarded shares are scheduled to vest on June 15, 2013.

Other Compensation Matters

One-Time Cash Bonus Payment

In connection with SBI’s emergence from Chapter 11 of the Bankruptcy Code, SBI’s Board of Directors approved one-time cash payments to certain members of Company management, including each of our named executive officers other than Mr. Polistina, in recognition of efforts exerted during the bankruptcy process above and beyond the normal management functions for those members of management. Mr. Lumley received $100,000, Mr. Genito received $200,000, Mr. Heil received $100,000, Mr. Wilson received $100,000 and Mr. Hussey received $300,000, in each case in September 2009.

Deferral and Post-Termination Rights

Retirement Benefits. The Company maintains a 401(k) plan for its employees, including the named executive officers.

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

Post-Termination Benefits. As described above, the Company has entered into agreements with all its current named executive officers which govern, among other things, post-termination benefits payable to such named executive officers should his employment with the Company terminate. In connection with the termination of his employment with the Company, Mr. Hussey entered into a Separation and Consulting Agreement with the Company to govern the parties relative rights and obligations arising out of the termination of her employment. A detailed description of the post-termination rights and benefits pursuant to each of the agreements described in this paragraph is set forth under the heading “Termination and Change in Control Provisions”.

Perquisites and Benefits

The Company provides certain limited perquisites and other special benefits to certain executives, including the named executive officers. Among these benefits are financial planning services, tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. In addition, Mr. Hussey participated in the Company’s medical expense reimbursement plan, which provided for reimbursement for certain annual medical expenses not covered by the Company’s health insurance plan, up to a maximum of $10,000 per year (plus a tax gross-up as described below under “Tax Gross-Ups”).

Timing and Pricing of Stock-Based Grants

Traditionally, annual grants of restricted stock or RSUs to our named executive officers are made on the date such grants are approved by the Compensation Committee or, if the award dictates the achievement of a particular event prior to grant, as soon as practical after the achievement of such event. Following approval of the Fiscal 2011 incentive programs and in light of the significant document preparation required to make the awards, the Company elected to make all share grants under the 2011 EIP and the Spectrum 500 on November 15, 2010. Under prior plans, for purposes of valuing all grant awards, the grant price is the average of the high and low price of a share on the grant date. For awards made under the 2011 Plan (defined below), the grant price is the closing sales price of the on the exchange on which the Company’s shares are listed on the grant date.

Tax Treatment of Certain Compensation

Pursuant to Section 162(m) of the Internal Revenue Code, the Company may not be able to deduct certain forms of compensation paid to its executives who remain employed at the end of a fiscal year to the extent such compensation exceeds $1,000,000. This section also includes an exception for certain performance-based compensation awards. While the Compensation Committee believes that it is generally in the Company’s best interests to satisfy these deductibility requirements, it retains the right to authorize payments in excess of the deductibility limits if it believes it to be in the interests of the Company and its stockholders. The Company has had in the past, and may have in the future, instances where it has paid compensation to its executives that exceed the deductibility limits. For example, for Fiscal 2010, the compensation paid to Mr. Lumley and Mr. Heil by the Company included $399,583 and $62,540 in compensation, respectively, that is not deductible pursuant to Section 162(m) of the Internal Revenue Code.

Tax Gross-Ups

The Company provides increases in payments to the named executive officers and other management personnel to cover personal income tax due as a result of imputed income in connection with the provision of the following perquisites: car allowance or company leased car, financial planning and tax planning and executive life and disability insurance, and Company required relocation. Beyond these tax gross-up payments, the Company does not make any other payment to the named executive officers to cover personal income taxes.

Governing Plans

As of September 30, 2010, we had two active equity incentive plans under which shares of common stock of the Company could be issued, the 2009 Spectrum Brands Holdings Inc. Incentive Plan (the “2009 Plan”), based on the existing SBI incentive plan existing as of the date of the Merger, and the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (the “RH Plan”), based on the existing Russell Hobbs incentive plan existing as of the date of the Merger. On October 21, 2010, our Board of Directors adopted the 2011 Plan, subject to stockholder approval. We are submitting the 2011 Plan for stockholder approval in connection with SB Holdings’ annual meeting of stockholders. Upon such stockholder approval, no further awards will be granted under the 2009 Plan and the 2007 RH Plan. 4,625,676 shares of our common stock of the Company, net of cancellations, may be issued under the 2011 Plan. While we have granted awards under the 2011 Plan, the 2011 Plan (and awards granted thereunder) are subject to the approval by our stockholders, which must be obtained prior to October 21, 2011. As of December 10, 2010, we have issued 667,933 restricted shares and 1,694,048 restricted stock units under the 2009 Plan, the RH Plan and the 2011 Plan and are authorized to issue up to a total of 3,202,590 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

Clawback/Forfeiture and Recoupment Policy

Under both the 2009 Plan and the 2011 Plan, any equity award agreement made may provide that the Compensation Committee may in its sole discretion cancel such award, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition, non-solicitation or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or adverse to the interest of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in activity, as determined by the Compensation Committee in its sole discretion. The Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award, and must repay the gain to the Company, in each case except as prohibited by applicable law, if (a) the participant engages in any activity referred to in the preceding sentence or (b) with respect to the 2009 Plan, the amount of any such gain was calculated based on the achievement of certain financial results that were subsequently reduced due to a restatement, and with respect to the 2011 Plan, any amount in excess of what the participant should have received under the terms of the award for any reason (including without limitation by reason of a financial restatement, mistake in calculations or other administrative error). Additionally, pursuant to the 2011 Plan, awards are subject to clawback, forfeiture or similar requirement to the extent required by applicable law (including without limitation Section 302 of the Sarbanes Oxley Act and Section 954 of the Dodd Frank Act). None of the equity awards granted under the 2009 Plan expressly included such provisions. All equity awards that have been granted under the 2011 Plan to date do include such provisions.

Stock Ownership Guidelines

The Company does not currently have established stock ownership guidelines for its members of management. Recognizing the potential benefits of such guidelines, the Compensation Committee is considering formally implementing a required policy and is in the process of seeking input from management and compensation consultants regarding best practices.

Summary Compensation Tables

The following tables and footnotes show the compensation earned for service in all capacities during Fiscal 2010, Fiscal 2009 and Fiscal 2008 for the Company for the named executive officers.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary $	Bonus(4) $	Stock Awards(5) $	Non-Equity Incentive Plan Compensation(6) $	Change in Pension Value and Nonqualified Deferred Comp Earnings(7) $		All Other Compensation(8) $	Total $
David R. Lumley(2) Chief Executive Officer and President—Global Batteries and Personal Care and Home and Garden	2010 2009 2008	737,500 578,750 525,000	590,625 690,625 —	3,854,174 — 331,351	2,069,230 2,257,260 1,162,875	— 1,855 3,884	(8) (8)	71,858 145,304 188,789	7,323,387 3,673,793 2,211,899

Anthony L. Genito Executive Vice President, Chief Financial Officer and Chief Accounting Officer	2010 2009 2008	425,000 369,792 358,333	375,000 575,000 —	2,569,444 — 138,598	1,269,156 1,488,281 627,375	— — —		56,335 58,200 63,099	4,694,935 2,491,273 1,187,405

John A. Heil President—Global Pet Supplies	2010 2009 2008	500,000 483,333 450,000	506,250 606,250 —	3,069,444 — 285,500	1,218,625 1,396,875 523,800	— 2,074 4,819		55,090 130,446 183,015	5,349,409 2,618,978 1,447,134

Terry L. Polistina(3) President—Appliances	2010	145,308	2,000,000	—	—	—		3,600	2,148,908

John T. Wilson Senior Vice President, Secretary and General Counsel	2010	285,000	106,875	—	538,116	—		15,561	945,552

Kent J. Hussey Former Chief Executive Officer	2010 2009 2008	550,000 804,375 775,000	979,688 1,279,688 —	5,138,884 122,813 873,601	2,302,861 3,532,032 1,828,406	— 7,906 21,449		5,498,717 311,559 338,926	14,470,151 6,058,372 3,837,382

(1)	Titles included in this column are as of September 30, 2010 except for Mr. Hussey, who ceased to be an employee of the Company as of May 31, 2010.
(2)	For Mr. Lumley, his compensation increased when he was promoted to Chief Executive Officer. Mr. Lumley’s base compensation rate was $600,000 for the period of October 1, 2009 through April 15, 2010, and it was increased to $900,000 for April 16, 2010 through September 30, 2010.
(3)	For Mr. Polistina, all compensation amounts reflected include only those payments made by the Company to Mr. Polistina for his employment with the Company and, as such, amounts earned by Mr. Polistina prior to the date of the Merger in his capacity as an employee of Russell Hobbs, Inc. are not included. However, as detailed in the “Director Compensation Table” below, Mr. Polistina earned an additional $139,994 for services performed in Fiscal 2010 as a director of SBI prior to the Merger and of the Company following the Merger.
(4)	For Fiscal 2010 and Fiscal 2009, this column reflects payments made in January 2010 and January 2009 to the named executive officers other than Mr. Polistina pursuant to retention agreements entered into with each of those officers. For additional information, please see the section entitled “Prior Retention Agreements”. For Fiscal 2009, this column reflects one-time cash bonuses received by Mr. Lumley, Mr. Genito, Mr. Heil, Mr. Wilson and Mr. Hussey, among other members of management, in connection with the Company’s emergence from Chapter 11 of the Bankruptcy Code. For additional information on this payment, please see the section entitled “One-Time Cash Bonus Payment”. For Fiscal 2009, this column also reflects amounts paid to the Mr. Lumley, Mr. Genito, Mr. Heil and Mr. Hussey pursuant to the non-performance based supplement to the Cash LTIP for Fiscal 2008 instituted in November 2009.
(5)	In Fiscal 2010, all of the named executive officers other than Mr. Wilson received one or more restricted stock awards. All restricted stock awards made in Fiscal 2010 were time-based and were granted under the 2009 Spectrum Brands Inc. Incentive Plan. In Fiscal 2009, Mr. Hussey received a restricted stock award, which was granted under the 2004 Rayovac Incentive Plan and was strictly performance based. No other named executive officer received a stock award in Fiscal 2009. In Fiscal 2008, restricted stock awards were granted under the 2004 Rayovac Incentive Plan, with the majority of the awards being strictly performance-based. Upon the Company’s emergence from Chapter 11 of the Bankruptcy Code and pursuant to the Company’s Plan of Reorganization, all existing equity securities of the Company as of August 28, 2009, including all shares underlying the amounts reflected in this column, were extinguished. This column reflects the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718. For a discussion of the relevant ASC 718 valuation assumptions, See Note 3, Significant Accounting Policies and Practices, of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for Fiscal 2010.
(6)

Represents actual cash payments under the Company’s Management Incentive Plan and Long Term Incentive Plan earned in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. For additional detail on the plan and the determination of the cash awards thereunder, please refer to the discussion under the heading “Management Incentive Plan”, under the heading “2010 Cash LTIP”, and the table entitled “Grants of Plan-Based Awards” and its accompanying footnotes.
(7)	Amounts reflected represent the aggregate above-market increase of the actuarial value of the named executive’s benefit under the Company’s Supplemental Executive Retirement Plan. See Note 11, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for Fiscal 2009 for additional information as to the assumptions used in the valuation of this plan.
(8)	Please see the following tables for the details of the amounts that comprise the All Other Compensation column.

All Other Compensation Table

Name	Financial Planning Services Provided to Executive $	Life Insurance Premiums Paid on Executives Behalf(1) $	Reimburse- ment of Medical Expenses Not Paid By Company’s Health Plan(2) $	Car Allowance/ Personal Use of Company Car(3) $	Tax Equalization Payments(4) $	Company Contributions to Executive’s Qualified Retirement Plan(5) $	Cost of Living Differential Allowance(6) $	Earned Severance Pay(7) $	Total $
Mr. Lumley	20,000	8,424	—	19,250	14,384	9,800	—	—	71,858
Mr. Genito	20,000	4,080	—	14,250	8,805	9,200	—	—	56,335
Mr. Heil	20,000	9,090	—	16,200	—	9,800	—	—	55,090
Mr. Polistina	—	—	—	3,600	—	—	—	—	3,600
Ms. Wilson	7,500	416	—	996	474	6,175	—	—	15,561
Mr. Hussey	30,000	25,765	9,056	17,410	65,942	9,800	24,000	5,316,744	5,498,717

(1)	The amount represents the life insurance premium paid for the fiscal year. The Company provides life insurance coverage equal to three times base salary for each executive officer.
(2)	Amounts represent reimbursements under the Medical Expenses Reimbursement Plan described under the heading “Perquisites and Benefits”.
(3)	The Company sponsors a leased car and car allowance program. Under the leased car program, costs associated with using the vehicle are also provided. These include fuel costs (prior to elimination in April 2009), maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. All of the named executive officers other than Mr. Heil and Mr. Polistina participated in the leased car program. Mr. Heil received up to $1,500 per month for a car allowance and Mr. Polistina received a $975 per month car allowance.
(4)	Includes tax gross-up payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance and executive leased car program, as described under the heading “Tax Gross-Ups”.
(5)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(6)	In connection with the relocation of the Company’s corporate headquarters from Madison, Wisconsin to Atlanta, Georgia, Mr. Hussey was provided a cost of living differential allowance in the amount of $3,000 per month.
(7)	Represents amounts paid to Mr. Hussey pursuant to his separation agreement.

Grants of Plan-Based Awards

The following table and footnotes provide information with respect to equity grants made to the named executive officers during Fiscal 2010 as well as the range of future payouts under non-equity incentive plans for the named executive officers.

Grants of Plan-Based Awards Table

	Grant Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units #	Grant Date Fair Value of Stock and Option Awards $(1)
Name			Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
David R. Lumley	10/1/2009	(2)(3)	51,701	738,000	1,476,000	—	—	—
	10/22/2009	(4)							166,667	3,854,174

Anthony L. Genito	10/1/2009	(2)	29,750	425,000	850,000	—	—	—
	10/22/2009	(4)							111,111	2,569,444

John A. Heil	10/1/2009	(2)	35,000	500,000	1,000,000	—	—	—
	10/22/2009	(4)							111,111	2,569,444
	6/14/2010	(5)							17,600	500,000

Terry L. Polistina(7)	—		—	—	—	—	—	—	—	—

John T. Wilson	10/1/2009	(2)	9,975	142,500	285,000	—	—	—	—	—
	10/1/2009	(6)	14,962	213,750	427,500	—	—	—	—	—

Kent J. Hussey	10/22/2009	(4)	—	—	—	—	—	—	222,222	5,138,884

(1)	This column reflects the average of the high and low price per share on the grant date, computed in accordance with ASC Topic 718.
(2)	Represents the threshold, target and maximum payments under the Company’s Management Incentive Plan for Fiscal 2010. The actual amount earned under these plans for Fiscal 2010 is disclosed in the “Summary Compensation Table” as part of the column entitled “Non-Equity Incentive Plan Compensation”.
(3)	In connection with Mr. Lumley’s promotion to Chief Executive Officer, among other things, his salary increased, which increased his target bonus potential for the period following the increase, and his 2010 MIP was based on the Company as a whole for the period starting April 15, 2010 until September 30, 2010. For ease of understanding, for the period from October 1, 2009 through April 14, 2010 his threshold, target and maximum payments were $22,667; $323,820; and $647,640 respectively, and for the period from April 15, 2010 through September 30, 2010, his threshold, target and maximum payments were $29,034; $414,180; and $828,360, respectively.
(4)	Represents time-based restricted stock granted to executives pursuant to SBI’s 2010 Equity LTIP, granted under the 2009 Spectrum Brands Inc. Incentive Plan. The 2010 Equity LTIP restricted stock grant is described under the heading “2010 Equity LTIP”.
(5)	Represents time-based restricted stock granted to Mr. Heil under the 2009 Spectrum Brands Inc. Incentive Plan. This grant is described under the heading “Additional Share Grant to Mr. Heil”.
(6)	Represents the threshold, target and maximum payments under the Company’s cash-based portion of the Long Term Incentive Plan for Fiscal 2010. Only Mr. Wilson received a grant under the cash-based portion of this plan. The actual amount earned under this plan for Fiscal 2010 is disclosed in the “Summary Compensation Table” as part of the column entitled “Non-Equity Incentive Plan Compensation”.
(7)	While Mr. Polistina did receive grants of plan-based awards made by Russell Hobbs prior to the Merger, he did not receive any grants from the Company after the Merger during Fiscal 2010 and as a result no information is reflected in this table for Mr. Polistina.

We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the above two tables.

Outstanding Equity Awards at Fiscal Year End

The following table and footnotes set forth information regarding outstanding restricted stock and restricted stock unit awards as of September 30, 2010 for the named executive officers. The market value of shares that have not vested was determined by multiplying $27.18, the closing market price of the Company’s stock on September 30, 2010 by the number of shares. None of Mr. Polistina, Mr. Hussey or Mr. Wilson had any outstanding awards as of September 30, 2010, other than shares awarded to Mr. Polistina pursuant to his service as a director of SBI or in connection with his employment with Russell Hobbs prior to the time Mr. Polistina became an employee of the Company.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested #		Market Value of Shares or Units of Stock that Have Not Vested $
David R. Lumley	166,667	(1)	4,530,009

Anthony L. Genito	111,111	(1)	3,019,997

John A. Heil	111,111	(1)	3,019,997
	17,600	(2)	478,368

Terry Polistina	3,017	(3)	82,002
	107,538	(4)	2,922,883

John T. Wilson	—		—

Kent J. Hussey	—		—

(1)	Represents time-based restricted stock granted to executives pursuant to the Company’s 2010 Equity LTIP, originally granted under the 2009 Spectrum Brands, Inc. Incentive Plan. The 2010 Equity LTIP grants are described under the heading “2010 Equity LTIP”. Shares vested on October 1, 2010. The remaining 25% will vest on October 1, 2011 unless the executive is terminated for “cause” or terminates his employment for “good reason” prior to that date.
(2)

Represents time-based restricted stock granted to Mr. Heil under the 2009 Spectrum Brands, Inc. Incentive Plan. The terms of the award agreement provide that one-third of the shares will vest on June 15, 2011, one-third will vest on June 15, 2012 and the final one-third will vest on June 15, 2013, unless Mr. Heil terminates his employment with the Company voluntarily (other than for “good reason”) or is terminated by the Company without “cause”. This grant is described under the heading “Additional Share Grant to Mr. Heil”.

(3)	Represents time-based restricted stock granted to Mr. Polistina under the 2009 Spectrum Brands, Inc. Incentive Plan. The shares were granted to Mr. Polistina in his role as a non-employee director of SBI prior to the Merger. 100% of these shares vested on October 1, 2010.
(4)	Represents time-based restricted stock granted to Mr. Polistina under the 2007 Russell Hobbs, Inc. Omnibus Equity Award Plan. The shares were granted to Mr. Polistina on May 18, 2009 in connection with his employment with Russell Hobbs, Inc. prior to the time of the Merger. 100% of these shares will vest on June 16, 2011(the anniversary of the Merger) unless Mr. Polistina is terminated for “cause” or voluntarily terminates his employment other than for “good reason” prior to that date. If Mr. Polistina is terminated for any other reason or terminates his employment for “good reason”, 100% of the shares would vest on the date of such termination.

Option Exercises and Stock Vested

The following table and footnotes provide information regarding stock vesting during Fiscal 2010 for the named executive officers. No options were outstanding during Fiscal 2010. Only Mr. Hussey vested in stock during Fiscal 2010.

Option Exercises and Stock Vested Information

Stock Awards
Name	Number of Shares Acquired on Vesting #		Value Realized on Vesting $(2)
Kent J. Hussey	222,222	(1)	6,086,661
David R. Lumley	—		—
Anthony L. Genito	—		—
John A. Heil	—		—
Terry L. Polistina	—		—
John T. Wilson	—		—

(1)	Shares vested pursuant to Separation and Consulting Agreement in connection with termination of Mr. Hussey’s employment.
(2)	This column reflects the closing price per share of the Company’s shares on the vesting date of June 9, 2010 pursuant to Mr. Hussey’s separation and consulting agreement ($27.39 per share).

Pension Benefits Table

None of our named executive officers participated in any Company pension plans during or as of the end of Fiscal 2010.

Non-Qualified Deferred Compensation

None of our named executive officers participated in any Company non-qualified deferred compensation programs during or as of the end of Fiscal 2010.

Termination and Change in Control Provisions

Awards under the Company’s Incentive Plans

Awards under the 2009 Plan. Mr. Lumley, Mr. Genito and Mr. Heil have received and currently hold restricted stock awards under the 2009 Plan, which were issued under SBI’s 2010 Equity LTIP incentive program. The 2009 Plan contains provisions triggered by a change in control of the Company. Messrs. Lumley, Genito and Heil waived their rights to assert that the Merger would result in a change of control. For purposes of these incentive plans, change in control generally means the occurrence of any of the following events:

(i)	the acquisition, by any individual, entity or group of beneficial ownership of more than 50% of the combined voting power of the Company’s then outstanding securities, excluding from this provision the Harbinger Master Fund, the Harbinger Special Situations Fund, Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P., Avenue-CDP Global Opportunities Fund, L.P. or D. E. Shaw Laminar Portfolios, L.L.C. and each of their respective subsidiaries and Affiliates (each, a “Designated Holder”) and any individual, entity or group who becomes such a beneficial owner in connection with a transaction described in clause (A) of subsection (iii) below;

(ii)	individuals who constituted the Board of Directors at the effective time of either of the plans and directors who are nominated and elected as their successors from time to time cease for any reason to constitute at least a majority of the Board;

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

(iv)	approval by the stockholders of the Company of either a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company, other than a sale or disposition by the Company of all or substantially all of the assets of the Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

In general, in the event a change in control occurs, and within one year following the change in control, the employment or service of an award holder terminates without “cause” (as defined in the 2009 Plan), then the following shall apply:

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

Awards under the 2011 Plan. During Fiscal 2011, each current named executive officer other than Mr. Wilson has received and currently holds RSU awards under the 2011 Plan, made pursuant to the Company’s 2011 EIP and Spectrum 500 incentive programs. As described above, each of the continuing named executive officers are also participants in the 2011 MIP and Mr. Wilson is a participant in an addition cash incentive program. Each of these incentive programs are governed by the 2011 Plan and, as such, contain provisions triggered by a change in control of the Company. For purposes of these incentive plans, change in control generally means the occurrence of any of the following events:

(i)	the acquisition, by any individual, entity or group of beneficial ownership of more than 50% of the combined voting power of the Company’s then outstanding securities;

(ii)	individuals who constituted the Board of Directors at the effective time of the plan and directors who are nominated and elected as their successors from time to time cease for any reason to constitute at least a majority of the Board;

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

(iv)	approval by the stockholders of the Company of either a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company, other than a sale or disposition by the Company of all or substantially all of the assets of the Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

Provided that, in each case, it shall not be a Change in Control if, immediately following the occurrence of the event described above (i) the record holders of the common stock of the Company immediately prior to the event continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following the event or (ii) the Harbinger Master Fund, the Harbinger Special Situations Fund, Harbinger Group Inc.(“HRG”), and their respective affiliates and subsidiaries beneficially own, directly or indirectly, more than 50% of the combined voting power of the Company or any successor.

In general, in the event a change in control occurs, the Board of Directors may, in its sole discretion, provide that, with respect to any particular outstanding awards:

(i)	all stock options and stock appreciation rights outstanding as of immediately prior to the change in control will become immediately exercisable;

(ii)	the restricted period shall expire immediately prior to the change in control with respect to up to 100 percent of the then-outstanding shares of restricted stock or RSUs (including, without limitation, a waiver of any applicable performance goals);

(iii)	all incomplete performance periods in effect on the date the change in control occurs shall end on that date, and the Compensation Committee may (i) determine the extent to which performance goals with respect to each such performance period have been met based on such audited or unaudited financial information or other information then available it deems relevant and (ii) cause the participant to receive partial or full payment of awards for each such performance period based upon the Compensation Committee’s determination of the degree of attainment of such performance goals, or assuming that the applicable “target” levels of performance have been attained or on such other basis determined by the Compensation Committee; and

(iv)	any awards previously deferred shall be settled as soon as practicable.

Executive-Specific Provisions

As discussed under the heading “Employment Agreements,” (i) each of the continuing executive officers are parties to continuing employment or other written agreements with the Company that govern various aspects of the employment relationship, including the rights and obligations of the parties upon termination of that employment relationship and (ii) in connection with the end of the employment relationship with Mr. Hussey, the Company and Mr. Hussey have entered into a separation agreement governing the rights and obligations of the parties at the end of the employment relationship. Set forth below is a brief description of the provisions of those agreements with respect to a termination of employment and/or in the event of a change in control.

David R. Lumley

The Lumley Employment Agreement contains the following provisions applicable upon the termination of Mr. Lumley’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or Voluntary Termination by the Executive (other than for Good Reason). In the event that the Mr. Lumley is terminated for “cause” or terminates his employment voluntarily, other than for “good reason”, Mr. Lumley’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Lumley is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Lumley would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon such termination of employment, the Company would pay to the executive accrued pay and benefits.

Termination without Cause or for Good Reason, Death or Disability. If the employment of Mr. Lumley with the Company is terminated by the Company without “cause”, by Mr. Lumley for “good reason”, or due to Mr. Lumley’s death or disability, Mr. Lumley would be entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company within 60 days following his termination date. In such event the Company will:

•

pay Mr. Lumley an amount equal to two times the sum of (i) Mr. Lumley’s base salary in effect immediately prior to his termination and (ii) Mr. Lumley’s target annual bonus in respect of the fiscal year ending immediately prior to the fiscal year in which the executive was terminated, such amount to be paid ratably over the 24-month period commencing on the 60th day following the executive’s termination;

•	pay Mr. Lumley $25,000 on the first anniversary of his termination date;

•

pay Mr. Lumley the pro rata portion (based on number of weeks worked) of the annual bonus (if any) earned by him pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs, to be paid at the time such bonuses are paid to continuing employees of the Company for such fiscal year; and

•

for the 24-month period immediately following such termination, arrange to provide Mr. Lumley and his dependents with insurance and other benefits generally made available from time to time by the Company to its senior executives, on a basis substantially similar to those provided to Mr. Lumley and his dependents by the Company immediately prior to the date of termination at no greater cost to the executive or the Company than the cost to Mr. Lumley and the Company immediately prior to such date.

For Mr. Lumley, “good reason” is defined, in general, subject to notification and Company cure rights, as the occurrence of any of the following events without such executive’s consent:

(i)	any reduction in his annual base salary or target annual bonus opportunity then in effect;

(ii)	the required relocation of Mr. Lumley’s place of principal employment to an office more than 75 miles, from Mr. Lumley’s current office, or the requirement by the Company that the executive be based at an office other than the such executive’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Lumley’s responsibilities, authorities, powers, functions or duties; or

(iv)	a breach by the Company of any of its other material obligations under the Lumley Employment Agreement.

For Mr. Lumley, “cause” is defined, in general, subject to notification and cure rights as described above in “Usage of Employment Agreements”, as the occurrence of any of the following events: (i) the commission by Mr. Lumley of any deliberate and premeditated act taken in bad faith against the interests of the Company which causes, or is reasonably anticipated to cause, material harm to the Company or its reputation; (ii) Mr. Lumley has been convicted of, or pleads nolo contendere with respect to any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty or misappropriation of the property of the Company that causes, or is reasonably anticipated to cause, material harm to the Company; (iii) the habitual drug addiction of Mr. Lumley, or habitual intoxication of Mr. Lumley, which negatively impacts his job performance, or Mr. Lumley’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Lumley to perform his duties or follow the direction of the Board of Directors; or (v) Mr. Lumley materially breaches any of the terms of the Lumley Employment Agreement or any other material written agreement between Mr. Lumley and the Company.

All of the benefits detailed above would cease immediately upon the discovery by the Company of Mr. Lumley’s breach of the employment agreement provisions titled “agreement not to compete” and “secret processes and confidentiality”. The Lumley Employment Agreement includes non-competition and non-solicitation provisions that extend for two years following Mr. Lumley’s termination and confidentiality provisions that extend for seven years following Mr. Lumley’s termination.

Anthony L. Genito

The Genito Employment Agreement contains the following provisions applicable upon the termination of Mr. Genito’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or Voluntary Termination by the Executive (other than for Good Reason). In the event that Mr. Genito is terminated for “cause” or terminates his employment voluntarily, other than for “good reason”, Mr. Genito’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Genito is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Genito would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Genito accrued pay and benefits.

Termination without Cause or for Good Reason, Death or Disability. If the employment of Mr. Genito with the Company is terminated by the Company without “cause”, by Mr. Genito for “good reason”, or due to Mr. Genito’s death or disability, or by virtue of a non-renewal of the employment agreement, Mr. Genito is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

•

pay Mr. Genito two times the sum of Mr. Genito’s (i) base salary in effect immediately prior to his termination and (ii) target annual bonus award for the fiscal year immediately preceding the fiscal year in which such termination occurs ratably over the 24-month period immediately following his termination;

•

pay Mr. Genito the pro rata portion of the annual bonus (if any) earned by him pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs, to be paid at the time such bonuses are paid to continuing employees of the Company for such fiscal year, but no later than December 31 immediately following the end of the fiscal year in which such termination occurs; and

•

for the 24-month period immediately following such termination arrange to provide Mr. Genito and his dependents with insurance and other benefits on a basis substantially similar to those provided to Mr. Genito and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Genito or the Company than the cost to Mr. Genito and the Company immediately prior to such date.

Change in Control. Under the Genito Employment Agreement, Mr. Genito may elect to terminate his employment within 60 days following a change in control (as defined under the 2011 Plan). Such termination by

Mr. Genito will be treated as a termination by the Company without “cause”, and Mr. Genito would be entitled to the benefits described above within “Termination without Cause or for Good Reason, Death or Disability.” The Company may require that Mr. Genito remain employed by the Company for up to a maximum of 6 months following the change in control.

For Mr. Genito, “good reason” is defined, in general, subject to notification and cure rights as described above under the heading “Usage of Employment Agreements”, as, the occurrence of any of the following events without Mr. Genito’s consent:

(i)	any material reduction in Mr. Genito’s annual base salary;

(ii)	the required relocation of Mr. Genito’s place of principal employment to an office more than 50 miles, from Mr. Genito’s current office, or the requirement by the Company that Mr. Genito be based at an office other than the his current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Genito’s responsibilities, authorities, powers, functions or duties, provided that the Company may replace Mr. Genito as Chief Accounting Officer of the Company without implicating this subsection;

(iv)	a breach by the Company of any of its other material obligations under the Genito Employment Agreement; or

(v)	the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Genito Employment Agreement.

For Mr. Genito, “cause” is defined, in general, subject to notification and cure rights as described above in “Usage of Employment Agreements”, as the occurrence of any of the following events: (i) the commission by Mr. Genito of any deliberate and premeditated act taken by Mr. Genito in bad faith against the interests of the Company; (ii) Mr. Genito has been convicted of, or pleads nolo contendere with respect to any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty or misappropriation of the property of the Company; (iii) the habitual drug addiction or intoxication of Mr. Genito which negatively impacts his job performance or Mr. Genito’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Genito to perform his duties as set forth herein or the willful failure or refusal to follow the direction of the Chief Executive Officer; or (v) Mr. Genito materially breaches any of the terms of the Genito Employment Agreement.

The above benefits will cease immediately upon the discovery by the Company of Mr. Genito’s breach of the non-compete and non-solicitation provisions or the secret processes and confidentiality provisions included in his employment agreement. The Genito Employment Agreement includes non-competition and non-solicitation provisions that extend for one year following Mr. Genito’s termination and confidentiality provisions that extend for two years following Mr. Genito’s termination.

John A. Heil

The Heil Employment Agreement contains the following provisions applicable upon the termination of Mr. Heil’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or Voluntary Termination by the Executive (other than for Good Reason). In the event that the Mr. Heil is terminated for “cause” or terminates his employment voluntarily, other than for “good reason” (each, as defined below), Mr. Heil’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Heil is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Heil would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Heil accrued pay and benefits.

Termination without Cause or for Good Reason, Death or Disability. If the employment of Mr. Heil with the Company is terminated by the Company without “cause”, by Mr. Heil for “good reason” or due to Mr. Heil’s death or disability, or by virtue of a non-renewal of the employment agreement, Mr. Heil is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

•

pay Mr. Heil an amount in cash equal to two times the sum of (i) Mr. Heil’s base salary in effect immediately prior to Mr. Heil’s termination and (ii) the annual bonus (if any) earned by the executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which Mr. Heil was terminated ratably over the 24-month period immediately following Mr. Heil’s termination (the “Heil Cash Severance”);

•

pay Mr. Heil the pro rata portion (based on number of weeks worked) of the annual bonus (if any) earned by Mr. Heil pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs, to be paid at the time such bonuses are paid to continuing employees of the Company for such fiscal year; and

•

for the 24-month period immediately following such termination, arrange to provide Mr. Heil and his dependents with the insurance and other benefits generally made available from time to time by the Company to its executive officers who report to the Chief Executive Officer, on a basis substantially similar to those provided to Mr. Heil and his or her dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Heil or the Company than the cost to Mr. Heil and the Company immediately prior to such date.

Good reason is defined, in general, subject to notification and cure rights as discussed above under the heading “Usage of Employment Agreements”, as the occurrence of any of the following events without Mr. Heil’s consent:

(i)	any reduction in Mr. Heil’s annual base salary or MIP target level;

(ii)	the required relocation of Mr. Heil’s place of principal employment to an office more than 40 miles from Mr. Heil’s current office, or the requirement by the Company that Mr. Heil be based at an office other than Mr. Heil’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Heil’s responsibilities, authorities, powers, functions or duties;

(iv)	a breach by the Company of any of its other material obligations under the Heil Employment Agreement, if not cured within thirty (30) days after written notice of such breach;

(v)	the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Heil Employment Agreement; or

(vi)	as more fully described below, the sale of the Global Pet Supplies business segment.

For Mr. Heil, “cause” is defined, in general, subject to notification and cure rights as described above in “Usage of Employment Agreements”, as the occurrence of any of the following events: (i) the commission by Mr. Heil of any deliberate and premeditated act taken by Mr. Heil in bad faith against the interests of the Company; (ii) Mr. Heil has been convicted of, or pleads nolo contendere with respect to any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty or misappropriation of the property of the Company; (iii) the habitual drug addiction or intoxication of Mr. Heil which negatively impacts his job performance or Mr. Heil’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Heil to perform his duties as set forth herein or the willful failure or refusal to follow the direction of the Chief Executive Officer; or (v) Mr. Heil materially breaches any of the terms of the Heil Employment Agreement.

As described above, one event of “good reason” for Mr. Heil is deemed to occur upon the sale of Global Pet Supplies. However, the right of Mr. Heil to terminate his employment as a result of such a sale is contingent upon Mr. Heil electing to exercise that right during the 60 day period preceding the one year anniversary of the closing of the sale with the termination of employment to be effective on the one year anniversary date of such closing and that as a further condition Mr. Heil will have remained employed by the acquirer of the business segment during the full one year period following such closing date. During such one-year period, Mr. Heil would be guaranteed an annual bonus of 100% of his target bonus amount. Unless Mr. Heil is terminated at the time of such sale, the Company is obligated to deposit in escrow on the closing date of the sale an amount equal to double the sum of (i) Mr. Heil’s annual base salary and (ii) the target MIP award amount Mr. Heil would be eligible to receive if the Company met 100% of the applicable performance goals established by the Board of Directors or, if higher, the amount of the MIP award made to Mr. Heil for the fiscal year ending immediately prior to the closing of such sale. If Mr. Heil’s employment is terminated without “cause” or by reason of death or disability following the closing date of the sale but before the first anniversary of the closing date of the sale or upon Mr. Heil’s proper election to terminate his employment for “good reason”, then the escrow agent will pay out the escrowed amount to Mr. Heil over 24 months in lieu of the Heil Cash Severance. Mr. Heil would then also be entitled to receive those benefits described above under “Termination of Mr. Heil without Cause, or for Good Reason, Death or Disability” other than the Heil Cash Severance.

The above benefits will cease immediately upon the discovery by the Company of Mr. Heil’s breach of the non-compete and non-solicitation provisions or the secret processes and confidentiality provisions included in the Heil Employment Agreement. The Heil Employment Agreements includes non-competition and non-solicitation provisions that extend for one year following Mr. Heil’s termination and confidentiality provisions that extend for two years following Mr. Heil’s termination.

Terry L. Polistina

The Polistina Employment Agreement contains the following provisions applicable upon the termination of Mr. Polistina’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or Voluntary Termination by the Executive (other than for Good Reason). In the event that the Mr. Polistina is terminated for “cause” or terminates his employment voluntarily, other than for “good reason”, Mr. Polistina’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Polistina is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Polistina would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Polistina accrued pay and benefits.

Termination without Cause or for Good Reason, Death or Disability. If the employment of Mr. Polistina with the Company is terminated by the Company without “cause”, by Mr. Polistina for “good reason”, or due to Mr. Polistina’s death or disability, Mr. Polistina is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company within 30 days following his termination date. In such event the Company will:

•

pay Mr. Polistina an amount in cash equal to two times the sum of (i) Mr. Polistina’s base salary in effect immediately prior to Mr. Polistina’s termination and (ii) the annual bonus (if any) earned by Mr. Polistina pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which Mr. Polistina was terminated ratably over the 24-month period immediately following Mr. Polistina’s termination;

•

pay Mr. Polistina the pro rata portion (based on number of weeks worked) of the annual bonus (if any) earned by Mr. Polistina pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs, to be paid at the time such bonuses are paid to continuing employees of the Company for such fiscal year; and

•

for the 24-month period immediately following such termination, arrange to provide Mr. Polistina and his dependents with the insurance and other benefits generally made available from time to time by the

Company to its executive officers, on a basis substantially similar to those provided to Mr. Polistina and his dependents by the Company immediately prior to the date of termination at no greater cost to Mr. Polistina or the Company than the cost to Mr. Polistina and the Company immediately prior to such date.

For Mr. Polistina, “good reason” is defined, in general, subject to notification and Company cure rights as discussed above under the heading “Usage of Employment Agreements”, as the occurrence of any of the following events without Mr. Polistina’s consent:

(i)	any reduction in Mr. Polistina’s annual base salary or target annual bonus opportunity;

(ii)	the required relocation of Mr. Polistina’s place of principal employment to an office more than 75 miles from Mr. Polistina’s current office, or the requirement by the Company that Mr. Polistina, without Mr. Polistina’s consent, be based at an office other than Mr. Polistina’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Polistina’s responsibilities, authorities, powers, functions or duties;

(iv)	a breach by the Company of any of its other material obligations under the Polistina Employment Agreement; or

(v)	the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform the Polistina Employment Agreement.

For Mr. Polistina, “cause” is defined, in general, subject to notification and cure rights as described above in “Usage of Employment Agreements”, as the occurrence of any of the following events: (i) the commission by Mr. Polistina of any deliberate and premeditated act taken by Mr. Polistina in bad faith against the interests of the Company; (ii) Mr. Polistina has been convicted of, or pleads nolo contendere with respect to any felony, or of any lesser crime or offense having as its predicate element fraud, dishonesty or misappropriation of the property of the Company; (iii) the habitual drug addiction or intoxication of Mr. Polistina which negatively impacts his job performance or Mr. Polistina’s failure of a company-required drug test; (iv) the willful failure or refusal of Mr. Polistina to perform his duties as set forth herein or the willful failure or refusal to follow the direction of the Chief Executive Officer or the Board of Directors; or (v) Mr. Polistina materially breaches any of the terms of the Polistina Employment Agreement.

The above benefits will cease immediately upon the discovery by the Company of Mr. Polistina’s breach of the agreement not to compete and secret processes and confidentiality provisions included in the Polistina Employment Agreement. The Polistina Employment Agreement includes non-competition and non-solicitation provisions that extend for two years following Mr. Polistina’s termination and confidentiality provisions that extend for seven years following Mr. Polistina’s termination.

John T. Wilson

The Wilson Severance Agreement as modified by the Wilson Retention Agreement is referred to herein as the “Wilson agreements”. The required relocation of Mr. Wilson’s principal place of employment from Atlanta, Georgia to Madison, Wisconsin triggered Mr. Wilson’s right to terminate his employment for “good reason”. The parties initially agreed to extend the notice periods while a retention agreement was negotiated. Thereafter, pursuant to the Wilson Retention Agreement, the parties have agreed that (i) Mr. Wilson will not be required to relocate his principal place of employment before March 1, 2011, (ii) Mr. Wilson will not exercise this right before March 1, 2011, and (iii) upon termination of Mr. Wilson’s employment for any reason, by either the Company or Mr. Wilson, other than for “cause” (as defined in the Wilson Severance Agreement), Mr. Wilson will be entitled to receive the benefits applicable to a termination without “cause” under the Wilson Severance Agreement. With this modification, the Wilson agreements contain the following provisions applicable upon the termination of Mr. Wilson’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause. In the event that the Mr. Wilson is terminated for “cause”, Mr. Wilson’s salary and other benefits provided under the Wilson agreements cease at the time of such termination and Mr. Wilson is entitled to no further compensation under the Wilson Severance Agreement. Notwithstanding this, Mr. Wilson would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Wilson accrued pay and benefits.

Termination for any reason other than for Cause. If the employment of Mr. Wilson with the Company is terminated by the Company without “cause” or due to Mr. Wilson’s death or disability, or by Mr. Wilson for any reason, Mr. Wilson is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

•

pay Mr. Wilson an amount in cash equal to two times the sum of (i) Mr. Wilson’s base salary in effect immediately prior to Mr. Wilson’s termination, to be paid ratably over the 12-month period immediately following Mr. Wilson’s termination, and (ii) the annual bonus to which Mr. Wilson is entitled with respect to the fiscal year in which the termination occurs under any annual bonus or incentive plan maintained by the Company in an amount determined as if the Company had achieved 100% of the applicable performance goals set by the Board of Directors of the Company for such fiscal year, which shall be paid to Mr. Wilson in a single lump sum payment on or before December 31 of the year in which such termination occurs;

•

in the event that the termination were to occur following the end of a fiscal year but prior to the determination and/or payment of any amount under any annual bonus or incentive plan in effect for such fiscal year, pay Mr. Wilson an amount equal to the annual bonus, if any, Mr. Wilson would have earned for such previously completed fiscal year had such termination not occurred prior to the date on which such bonus was determined, which shall be paid to Mr. Wilson in a single lump sum payment on or before December 31 of the year in which such termination occurs; and

•

for the 24-month period immediately following such termination, arrange to provide Mr. Wilson and his dependents with insurance benefits substantially similar to those provided to Mr. Wilson and his dependents immediately prior to the date of termination at no greater cost to Mr. Wilson than the cost to Wilson immediately prior to such date.

In addition, pursuant to the Wilson agreements, if the employment of Mr. Wilson with the Company is terminated by the Company without “cause” or due to Mr. Wilson’s death or disability prior to the end of Fiscal 2011 or by Mr. Wilson for “good reason” after March 1, 2011 but prior to the end of Fiscal 2011, Mr. Wilson is entitled to receive the following additional post-termination benefits:

•

pay Mr. Wilson the pro rata portion (based on number of days worked) of the annual bonus (if any) earned by the Mr. Wilson pursuant to the 2011 MIP, to be paid at the time such bonuses are paid to continuing employees of the Company for such fiscal year; and

•

pay Mr. Wilson the pro rata portion (based on number of months worked) of the additional cash incentive program earned by Mr. Wilson pursuant to the terms of the additional cash incentive program described above in the section entitled “2011 Additional Cash Incentive Award”, to be paid at the time such bonuses are paid to continuing employees of the Company for such fiscal year.

For Mr. Wilson, “good reason” is defined, in general, as the occurrence of any of the following events without Mr. Wilson’s consent:

(i)	any material reduction, not consented to by Mr. Wilson, in Mr. Wilson’s annual base salary;

(ii)	the required relocation without Mr. Wilson’s consent of Mr. Wilson’s place of principal employment to an office more than 50 miles from Mr. Wilson’s current office, or the requirement by the Company that Mr. Wilson, be based at an office other than Mr. Wilson’s current office on an extended basis;

(iii)	a material diminution or other substantive adverse change in the nature or scope of Mr. Wilson’s responsibilities, authorities, powers, functions or duties; or

(iv)	a material breach by the Company of any of its obligations under Mr. Wilson’s employment agreement.

For Mr. Wilson, “cause” is defined, in general, subject to notification and cure rights as described above in “Usage of Employment Agreements”, as the occurrence of any of the following events: (i) the commission by Mr. Wilson of any fraud, embezzlement or other material act of dishonesty with respect to the Company or any of its affiliates (including the unauthorized disclosure of confidential or proprietary information of the Company or any of its affiliates or subsidiaries); (ii) Mr. Wilson’s conviction of, or plea of guilty or nolo contendere to, a felony or other crime, the elements of which are substantially related to the duties and responsibilities associated with Mr. Wilson’s employment; (iii) Mr. Wilson’s willful misconduct; (iv) willful failure or refusal by Mr. Wilson to perform his duties and responsibilities to the Company or any of its affiliates; or (v) Mr. Wilson’s breach of any of the terms of the Wilson Severance Agreement or any other agreement between Mr. Wilson and the Company.

The Wilson Severance Agreement includes non-competition and non-solicitation provisions that extend for one year following Mr. Wilson’s termination and confidentiality provisions that extend for two years following Mr. Wilson’s termination.

Kent J. Hussey

Mr. Hussey was Chief Executive Officer of SBI through April 13, 2010 and an employee of SBI through May 31, 2010. Mr. Hussey was a director of SBI until June 16, 2010. In connection with the end of his employment relationship with SBI, Mr. Hussey and SBI entered into a separation and consulting agreement dated as of April 14, 2010.

In connection with Mr. Hussey’s separation and consulting agreement, he received or is entitled to receive the following cash amounts:

•	$3,712,500, plus interest thereon in the amount of $9,062, paid in December 2010.

•

$1,065,360, paid in December 2010, representing the amount Mr. Hussey would have received under the 2010 MIP, based on the actual performance of the Company for Fiscal 2010 and pro-rated based on the number of weeks Mr. Hussey was employed by the Company in Fiscal 2010.

•	$1,237,500, paid in June 2010, representing the second and final installment owed to Mr. Hussey under SBI’s cash-based LTIP for Fiscal 2009.

•	$1,800,000, paid in June 2010.

•	$10,500, paid in December 2010, pursuant to the provisions described below related to Mr. Hussey’s Company-leased automobile.

•	$79,327, paid in June 2010 as payment for accrued but unused vacation days.

In addition, Mr. Hussey received or is receiving the non-cash benefits set forth below:

•

Until May 31, 2020, Mr. Hussey has been and will be permitted to continue participating in all medical (including the Company’s Medical Expense Reimbursement Plan), dental and life insurance benefits (collectively, the “health benefits”) provided to him and his spouse immediately prior to his termination on a substantially similar basis and at no greater cost to Mr. Hussey than the cost to Mr. Hussey immediately prior to his termination date.

•	Until September 30, 2012, Mr. Hussey has been and will be permitted to continue participating in all welfare benefits other than the health benefits described above provided to him and his dependents immediately prior to his termination on a substantially similar basis at no greater cost to Mr. Hussey than the cost to Mr. Hussey immediately prior to his termination date, including long term care and long term disability insurance.

•	All restrictions still in effect with respect to any outstanding shares of restricted stock previously awarded to Mr. Hussey lapsed as of May 31, 2010.

•

Mr. Hussey received the right to purchase his Company-leased automobile for $100, exercisable until December 31, 2010. Mr. Hussey exercised this right in December 2010 with the purchase finalized in January 2010. In return for usage of the car through December 15, 2010, Mr. Hussey paid the Company $10,500 in June 2010, which amount was repaid to Mr. Hussey, as described above, in December 2010.

•	Reimbursement for financial planning and tax preparation services through May 31, 2020.

•	The Company transferred to Mr. Hussey ownership of certain Company-owned life insurance policies covering Mr. Hussey with cumulative coverage amounts of $2,475,000.

In addition, as part of the separation and consulting agreement, the Company has retained Mr. Hussey to provide consulting services at the Company’s request for the period between May 31, 2010 and May 31, 2013. In return for such consulting services, the Company is to pay Mr. Hussey $250,000 per annum, payable quarterly in arrears.

Mr. Hussey’s separation and consulting agreement includes a covenant not to sue and incorporates the covenant not to compete and the covenant to maintain the confidentiality of secret processes and confidential information previously found in his employment agreement, which extends until May 31, 2013. If Mr. Hussey were to violate any of these provisions, the Company would be permitted to discontinue or seek to recover the cash and non-cash benefits described above other than those related to the payment of accrued vacation, the transfer of Company-owned life insurance policies and Mr. Hussey’s consulting fees.

Table of Amounts payable upon Termination or Change in Control

The following tables set forth (i) the amounts that would have been payable at September 30, 2010 to each of Mr. Lumley, Mr. Genito, Mr. Heil, Mr. Polistina and Mr. Wilson under the various scenarios for termination of employment or a change-in-control of the Company had such scenarios occurred on September 30, 2010 and (ii) the actual amounts payable to Mr. Hussey as a result of the termination of his employment relationship with the Company.

David R. Lumley

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement $	Good Reason $	Without Cause $	Death $	Disability $	Change In Control (CIC & Exec Term) $
Cash Severance(1)	—	3,000,000	3,000,000	3,000,000	3,000,000	3,000,000
Additional Award(2)	—	25,000	25,000	25,000	25,000	25,000
2009 Cash LTIP(3)	—	868,410	868,410	868,410	868,410	868,410
Restricted Stock Awards(4)	—	4,530,009	4,530,009	4,530,009	4,530,009	4,530,009
Other Benefits
Health and Welfare(5)	—	23,668	23,668	23,668	23,668	23,668
Leased Vehicle(6)	—	31,228	31,228	31,228	31,228	31,228
Total (7)	—	8,478,315	8,478,315	8,478,315	8,478,315	8,478,315

(1)	Amount reflects a payment of two times the sum of Mr. Lumley’s current base salary and (with respect to a termination as of September 30, 2010) target 2009 fiscal year bonus. The reflected amount would be paid in monthly installments over a period of 24 months.
(2)	Amounts reflect an additional cash payment of $25,000 to be paid on the first anniversary of the termination date.

(3)	Amount represents the accelerated Cash LTIP award benefit that was earned with respect to performance in Fiscal 2009 but would have been paid in December of 2010.
(4)	Amounts represent accelerated vesting of outstanding shares of restricted stock, based on a closing price per share on September 30, 2010 of $27.18 per share.
(5)	Reflects 24 months of insurance and other benefits continuation for Mr. Lumley and his dependents.
(6)	Reflects 12 months of car allowance continuation.
(7)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2010.

Anthony L. Genito

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement $	Good Reason $	Without Cause $	Death $	Disability $	Change In Control (CIC & Exec Term) $
Cash Severance(1)	—	1,700,000	1,700,000	1,700,000	1,700,000	1,700,000
2009 Cash LTIP(2)	—	597,656	597,656	597,656	597,656	597,656
Restricted Stock Awards(3)	—	3,019,997	3,019,997	3,019,997	3,019,997	3,019,997
Other Benefits
Health and Welfare(4)	—	35,668	35,668	35,668	35,668	35,668
Leased Vehicle(5)	—	26,827	26,827	26,827	26,827	26,827
Total(6)	—	5,380,148	5,380,148	5,380,148	5,380,148	5,380,148

(1)	Amount reflects a payment of two times the sum of Mr. Genito’s current base salary and (with respect to a termination as of September 30, 2010) target 2009 fiscal year bonus. The reflected amount would be paid in monthly installments over a period of 24 months.
(2)	Amount represents the accelerated Cash LTIP award benefit that was earned with respect to performance in Fiscal 2009 but would have been paid in December of 2010.
(3)	Amounts represent accelerated vesting of outstanding shares of restricted stock, based on a closing price per share on September 30, 2010 of $27.18 per share.
(4)	Reflects 24 months of health and welfare benefit continuation for Mr. Genito and his dependents.
(5	Reflects 12 months of car allowance continuation.
(6)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2010.

John A. Heil

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement $	Good Reason (1 yr Upon Sale of Pet) $	Good Reason (No Sale of Pet) $	Without Cause $	Death $	Disability $	Change In Control $
Cash Severance(1)	—	2,449,000	2,449,000	2,449,000	2,449,000	2,449,000	2,449,000
2009 Cash LTIP(2)	—	503,625	503,625	503,625	503,625	503,625	503,625
Restricted Stock Awards(3)	—	3,498,365	3,498,365	3,498,365	3,498,365	3,498,365	3,498,365
Other Benefits
Health and Welfare(4)	—	17,550	17,550	17,550	17,550	17,550	17,550
Total(5)	—	6,468,540	6,468,540	6,468,540	6,468,540	6,468,540	6,468,540

(1)	Reflects cash severance payment of two times the sum of Mr. Heil’s current base salary and the actual 2009 fiscal year bonus (except in the case of termination for “good reason” or change in control in relation to the sale of the Global Pet Supplies business and provided that Mr. Heil continues employment for one year following such sale, the target bonus amount Mr. Heil would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale (i.e., 2010) would be used). Payments will be made in monthly installments over a period of 24 months.
(2)	Amount represents the accelerated Cash LTIP award benefit that was earned with respect to performance in Fiscal 2009 but would have been paid in December of 2010.
(3)	Amounts represent accelerated vesting of outstanding shares of restricted stock, based on a closing price per share on September 30, 2010 of $27.18 per share.
(4)	Reflects 24 months of insurance and other benefits continuation for Mr. Heil and his dependents.

(5)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2010.

Terry L. Polistina

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement $	Good Reason $	Without Cause $	Death $	Disability $	Change In Control (CIC & Exec Term) $
Cash Severance(1)	—	1,315,016	1,315,016	1,315,016	1,315,016	1,315,016
Restricted Stock Awards(2)	—	2,922,883	2,922,883	2,922,883	2,922,883	2,922,883
Other Benefits
Health and Welfare(3)	—	39,236	39,236	39,236	39,236	39,236
Leased Vehicle(4)	—	22,250	22,250	22,250	22,250	22,250
Total(5)	—	4,299,635	4,299,635	4,299,635	4,299,635	4,299,635

(1)	Amount reflects a payment of two times the sum of Mr. Polistina’s current base salary and (with respect to a termination as of September 30, 2010) annual bonus earned in respect of the 2009 fiscal year. The reflected amount would be paid in monthly installments over a period of 24 months.
(2)	Amounts represent accelerated vesting of outstanding shares of restricted stock, based on a closing price per share on September 30, 2010 of $27.18 per share.
(3)	Reflects 24 months of insurance, health and welfare benefit continuation for Mr. Polistina and his dependents.
(4)	Reflects 12 months of car allowance continuation.
(5)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2010.

John T. Wilson

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement $	Good Reason $	Without Cause $	Death $	Disability $	Change In Control (CIC & Exec Term) $
Cash Severance(1)	—	855,000	855,000	855,000	855,000	855,000
2009 Cash LTIP(2)	—	66,796	66,796	66,796	66,796	66,796
Retention Bonus(3)	—	—	82,000	—	—	82,000
Other Benefits
Health and Welfare(4)	—	24,548	24,548	24,548	24,548	24,548
Total(5)	—	946,344	1,028,344	946,344	946,344	1,028,344

(1)	Amount reflects a payment of two times the sum of Mr. Wilson’s current base salary paid in semi-monthly installments over a period of 12 months plus two times Mr. Wilson’s target 2010 fiscal year annual bonus paid in a lump sum at termination.
(2)	Amount represents the accelerated Cash LTIP award benefit that was earned with respect to performance in Fiscal 2009 but would have been paid in December of 2010.
(3)	Amount represents pro-rated portion of retention payment to which Mr. Wilson would be entitled if he is terminated without “cause” or by the Company in connection with a change in control.
(4)	Reflects 24 months of health and welfare benefit continuation for Mr. Wilson and his dependents.
(5)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2010.

Kent J. Hussey

	Kent J. Hussey
Termination Date	May 31, 2010
Cash Severance
Lump Sum Cash Payment	$3,721,562	(1)
2010 MIP (Earned/Paid)	$1,065,361	(2)
2009 Cash LTIP	$1,237,500	(3)
Lump Sum Cash Payment	$1,800,000	(4)
Unused Vacation	$79,327	(5)
Consulting Fees	$750,000	(6)
Equity Awards
Restricted Stock	$6,086,661	(7)
Other Benefits
Health Insurance Benefits	$223,000	(8)
Other Welfare Benefits	$28,500	(9)
Financial Planning and Tax Prep	$300,000	(10)
Company Car	$48,411	(11)
Transfer of Life Insurance	$255,886	(12)
Total	$15,562,097

(1)	Reflects lump sum amount agreed to by the parties in Mr. Hussey’s separation and consulting agreement equal to two times Mr. Hussey’s base salary plus two times Mr. Hussey’s target 2009 bonus award, paid in December 2010, plus interest thereon in the amount of $9,063 for the period from June 1, 2010 through the payment date.
(2)	Reflects the 2010 MIP award Mr. Hussey would have earned had he remained employed by the Company through the performance period based on the actual performance of the Company, pro-rated based on the number of weeks Mr. Hussey was employed by the Company in Fiscal 2010.
(3)	Reflects the second and final installment owed to Mr. Hussey under SBI’s cash-based LTIP program for the Fiscal 2009 performance period.
(4)	Reflects lump sum cash payment pursuant to Mr. Hussey’s separation and consulting agreement paid in June 2010.
(5)	Reflects Mr. Hussey’s unused vacation time through May 31, 2010.
(6)	Reflects fixed fee for consulting services to be paid to executive in accordance with such executive’s separation and consulting agreement.
(7)	Reflects the total market value of all unvested restricted stock at termination, which vested at termination in accordance with Mr. Hussey’s separation and consulting agreement. The value is calculated using the closing stock price on the vesting date of June 9, 2010 ($27.39 per share).
(8)	Reflects medical (including the Company’s $10,000 per year medical expense reimbursement plan in which Mr. Hussey was the last participant), dental and life insurance benefits continuation over a 10 year period.
(9)	Reflects other welfare benefit continuation over a 24 month period. Benefit plans include: long term care and long-term disability insurance.
(10)	Reflects continuation of right to reimbursement for financial planning and tax planning services over a 10 year period.
(11)	Pursuant to his separation and consulting agreement, Mr. Hussey was permitted to continue to use his Company-leased automobile through December 2010, at which time he was permitted to purchase the vehicle for $100.
(10)	Reflects cash value of certain Company-owned life insurance policies covering Mr. Hussey transferred to Mr. Hussey pursuant to his separation and consulting agreement.

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

Following the Company’s emergence from Chapter 11 of the Bankruptcy Code, the Compensation Committee of SBI established a new compensation program for our non-employee directors, which was maintained through the date of the Merger. Non-employee directors (which, until the time of the Merger, included Mr. Polistina) received an annual cash retainer of $70,000 and an annual stock grant equal to that number of shares with a value at grant of $70,000. Restricted shares with respect to Fiscal 2010 were granted on October 2009 and vested on October 1, 2010. Directors who were employees of SBI received no additional compensation for their services as directors of SBI.

Following the Merger, the Compensation Committee elected to adopt the compensation program for non-employee directors followed by SBI, except that, in addition to the amounts reflected above, the Chair of the Audit Committee would receive an additional annual cash retainer of $20,000 and the Chairs of the Nominating and Corporate Governance Committee and the Compensation committee would receive an additional annual cash retainer of $10,000 each. The Compensation Committee elected not to make equity grants to new members of the Board of Directors who had not served on SBI’s Board for their partial service in Fiscal 2010. For Fiscal 2011, the grants of restricted stock units were made in November 2010 and will vest on October 1, 2011.

David M. Maura and Robin Roger, directors who are also employees of the Harbinger Parties, have elected not to accept compensation for service as directors. Directors who are employees of the Company receive no additional compensation for their service as directors of the Company. David R. Lumley and Anthony L. Genito also receive no additional compensation for their service as directors of SBI.

The table set forth below, together with its footnotes, provides information regarding compensation paid to the Company’s directors for Fiscal 2010. The table below reflects compensation for service as a director of SBI prior to the Merger and of the Company following the Merger. Directors who received no compensation as a director during Fiscal 2010 are omitted from the table.

Director Compensation Table

Name(1)	Fees Earned Paid in Cash $	Stock Awards $(2)	Total $
Kenneth C. Ambrecht(3)	80,000	69,994	149,994
Eugene I. Davis(3)	90,000	69,994	159,994
Virginia A. Kamsky(4)	17,500	0	17,500
Marc S. Kirschner(3)(5)	150,000	69,994	219,994
Norman S. Matthews(3)(5)	160,000	69,994	229,994
Terry L. Polistina(3)	70,000	69,994	139,994
Hugh R. Rovit(3)(5)	150,000	69,994	219,994

(1)	This column reflects only directors who received compensation during Fiscal 2010. Note that David M. Maura, David R. Lumley, and Robin Roger are current directors not reflected in this chart. Additionally, as detailed above under the heading “Usage of Employment Agreements”, Mr. Hussey served as a director at the beginning of Fiscal 2010, but did not receive compensation for such services. See the “Summary Compensation Table” and the “Table of Amounts Payable Upon Termination or Change in Control” for a description of the compensation paid to Mr. Hussey in his capacity as an employee of the Company.
(2)	This column reflects the aggregate grant date fair value of the awards in accordance with ASC 718, granted on October 21, 2009. Each director (other than Ms. Kamsky) had 3,017 shares of unvested restricted stock outstanding on September 30, 2010.
(3)	Each of Mr. Ambrecht, Mr. Davis, Mr. Kirschner, Mr. Matthews, Mr. Polistina and Mr. Rovit served as directors of SBI and the Company. Mr. Polistina was not an employee of SBI but is an employee of the Company.
(4)	Ms. Kamsky commenced service as a director of the Company on June 16, 2010 in connection with the Merger. Fee amounts represent the $70,000 per year cash retainer pro-rated for the service period. Ms. Kamsky did not receive a stock award in Fiscal 2010.
(5)	Each of Mr. Kirschner, Mr. Matthews and Mr. Rovit served as members of the SBI Special Committee, which was formed to evaluate the Merger. In connection with their service on this Committee, each member received additional compensation of $80,000

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of Kenneth C. Ambrecht, Eugene I. Davis and David M. Maura. No member of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers serves a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

All of the Company’s issued and outstanding common stock is held by SB Holdings, whose principal address is 601 Rayovac Drive, Madison, Wisconsin 53711. None of our executive officers or directors beneficially own any shares of our common stock.

Equity Compensation Plan Information

Upon the completion of the Merger, all of the outstanding shares of our common stock were canceled and converted into the right to receive shares of SB Holdings’ common stock. As a result, there are no equity compensation plans under which shares of our common stock are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s policies and procedures for review and approval of related-person transactions appear in the Code of Ethics for the Principal Executive Officer and Senior Financial Officers and the Spectrum Brands Code of Business Conduct and Ethics, each of which is posted on the Company’s website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.”

All of the Company’s executive officers, directors and employees are required to disclose to the Company’s General Counsel all transactions which involve any actual, potential or suspected activity or personal interest that creates or appears to create a conflict between the interests of the Company and the interests of their executive officers, directors or employees. In cases involving executive officers, directors or senior-level management, the Company’s General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to SB Holdings’ Audit Committee to make a full review and determination. In cases involving other employees, the Company’s General Counsel, in conjunction with the employee’s regional supervisor and the Company’s Vice President of Internal Audit, will review the proposed transaction. If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to the Company’s Chief Executive Officer for final approval.

SB Holdings’ Audit Committee is required to consider all questions of possible conflicts of interest involving executive officers, directors and senior-level management and to review and approve certain transactions, including all (i) transactions in which a director, executive officer or an immediate family member of a director or executive officer has an interest, (ii) proposed business relationships between the Company and a director, executive officer or other member of senior management, (iii) investments by an executive officer in a company that competes with the Company or an interest in a company that does business with the Company, and (iv) situations where a director or executive officer proposes to be a customer of the Company, be employed by, serve as a director of or otherwise represent a customer of the Company.

The Company’s legal department and financial accounting department monitor transactions for an evaluation and determination of potential related person transactions that would need to be disclosed in the Company’s periodic reports or proxy materials under generally accepted accounting principles and applicable SEC rules and regulations.

Transactions with Related Persons

Merger Agreement and Exchange Agreement

On June 16, 2010 (the “Closing Date”), the Company completed a business combination transaction (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended, by and among the Company, Russell Hobbs, SB Holdings, Battery Merger Corp. and Grill Merger Corp., as a result of which, each of the Company and Russell Hobbs became a wholly-owned subsidiary of SB Holdings. At the effective time of the Merger, all of (i) the outstanding shares of the Company’s common stock were canceled and converted into the right to receive shares of SB Holdings’ common stock, and (ii) the outstanding shares of Russell Hobbs common stock and preferred stock were canceled and converted into the right to receive shares of SB Holdings’ common stock.

Pursuant to the terms of the Merger Agreement, on February 9, 2010, the Company entered into support agreements with the Harbinger Parties and Avenue International Master and certain of its affiliates (the “Avenue Parties”), in which the Harbinger Parties and the Avenue Parties agreed to vote their shares of the Company’s common stock acquired before the date of the Merger Agreement in favor of the Merger and against any alternative proposal that would impede the Merger.

Immediately following the consummation of the Merger, the Harbinger Parties owned approximately 64% of SB Holdings’ outstanding common stock and the stockholders of the Company (other than the Harbinger Parties) owned approximately 36% of SB Holdings’ outstanding common stock. On January 7, 2011, pursuant to the terms of a Contribution and Exchange Agreement (the “Exchange Agreement”), by and between the Harbinger Parties and Harbinger Group Inc. (“HRG”), the Harbinger Parties contributed 27,756,905 shares of SB Holdings’ common stock to HRG and received in exchange for such shares 119,909,830 shares of HRG common stock (the “Share Exchange”). Immediately following the consummation of the Share Exchange, (i) HRG owned 27,756,905 shares of SB Holdings’ common stock and the Harbinger Parties owned 6,500,000 shares of SB Holdings’ common stock, approximately 54.4% and 12.7% of the outstanding shares of SB Holdings’ common stock, respectively, and (ii) the Harbinger Parties owned 129,859,891 shares of HRG common stock, or approximately 93.3% of the outstanding HRG common stock.

In connection with the Merger, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

•

for so long as the Harbinger Parties own 40% or more of the outstanding voting securities of SB Holdings, the Harbinger Parties and HRG will vote their shares of SB Holdings’ common stock to effect the structure of SB Holdings’ Board of Directors as described in the Stockholder Agreement;

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

On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the Stockholder Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG became a party to the Stockholder Agreement, subject to all of the covenants, terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.

Certain provisions of the Stockholder Agreement terminate on the date on which the Harbinger Parties or HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person (including the Harbinger Parties or HRG) acquires 90% or more of the outstanding voting securities of SB Holdings.

On January 7, 2011, in connection with the closing of the Share Exchange, the Harbinger Parties and HRG entered into a joinder to the Stockholder Agreement with Wells Fargo Bank, National Association, as collateral agent (the “Collateral Agent”) under HRG’s 10.625% Senior Secured Notes due 2015, pursuant to which, upon the occurrence of a Foreclosure Event (as such term is defined in the joinder), the Collateral Agent will become a party to the Stockholder Agreement and will, subject to certain exceptions, be subject to all of its covenants, terms and conditions to the same extent as the Harbinger Parties and HRG were prior to the consummation of the Share Exchange.

Also in connection with the Merger, the Harbinger Parties, the Avenue Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties and the Avenue Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings’ common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG became a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

Other Agreements

On August 28, 2009, in connection with the Company’s emergence from Chapter 11 reorganization proceedings, the Company entered into a registration rights agreement with the Harbinger Parties, the Avenue Parties and Shaw pursuant to which the Harbinger Parties, the Avenue Parties and Shaw have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to the Company’s 12% Senior Subordinated Toggle Notes due 2019. Prior to the consummation of the Merger, the Harbinger Parties, Avenue International Master, Avenue Investments, Avenue Fund IV, Avenue Fund V, CDP Global and Shaw had certain registration rights with respect to their shares of SBI common stock pursuant to a registration rights agreement, dated as of August 28, 2009.

In connection with the Merger, Russell Hobbs and Harbinger Master Fund entered into an indemnification agreement, dated as of February 9, 2010 (the “Indemnification Agreement”), by which Harbinger Master Fund agreed, among other things and subject to the terms and conditions set forth therein, to guarantee the obligations of Russell Hobbs to pay (i) a reverse termination fee to the Company under the Merger Agreement and (ii) monetary damages awarded to the Company in connection with any willful and material breach by Russell Hobbs of the Merger Agreement. The maximum amount payable by Harbinger Master Fund under the Indemnification Agreement is $50 million less any amounts paid by Russell Hobbs or the Harbinger Parties, or any of their respective affiliates as damages under any documents related to the Merger. Harbinger Master Fund also agreed to indemnify Russell Hobbs, SB Holdings and their subsidiaries for out-of-pocket costs and expenses above $3 million in the aggregate that become payable after the consummation of the Merger and that relate to the litigation arising out of Russell Hobbs’ business combination transaction with Applica.

Certain of the Avenue Parties were lenders under the Company’s senior credit facility, dated March 30, 2007, originally loaning $75,000,000 as part of SBI’s $1 billion U.S. Dollar Term B Loan facility (the “US Dollar Term B Loan”) and €15,000,000 as part of SBI’s €262 million Term Loan facility (the “Euro Facility”). Subsequently, Avenue Fund V, along with several other of the above Avenue Parties, increased their participation in the US Dollar Term B Loan and the Euro Facility. In connection with the Mergers, on June 16, 2010, the Company repaid all of its outstanding indebtedness under the U.S. Dollar Term B Loan and the Euro Facility.

Director Independence

Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Therefore, the Board of Directors has made no determination with respect to the independence of its members.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor Fees

The following table summarizes the fees KPMG LLP, our independent auditor, billed to us (or our successor, SB Holdings, following completion of the Merger) for each of the last two fiscal years (in millions):

	Audit Fees $	Audit-Related Fees $	Tax Fees $	All Other Fees $	Total $
2010	4.6	0.5	0.5	0.9	6.5
2009	6.3	0.1	—	—	6.4

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees we paid KPMG LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax Fees” are fees for tax compliance, tax advice and tax planning. For Fiscal 2010, such fees were attributable to services for tax-compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories. For Fiscal 2010, approximately $870,000 of such fees were attributed to services performed for HRG, an affiliate of the Company. Pursuant of the Stockholder Agreement, HRG is obligated to reimburse the Company for fees attributed to services performed for HRG.

Pre-Approval of Independent Auditor Services and Fees

The Audit Committee pre-approved the Fiscal 2010 audit services engagement performed by KPMG LLP. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $200,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to preapprove other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. The financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original 10-K.

2. The financial statement schedule required to be filed in our Annual Report on Form 10-K is included in Part II, Item 8 of the Original 10-K.

3. Exhibits

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee.*

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee.*

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Credit Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent.*

Exhibit 10.15	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee.*

Exhibit 10.18	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A.*

Exhibit 10.20	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.21	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.22	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee.*

Exhibit 10.24	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee.*

Exhibit 10.26	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent.*

Exhibit 10.27	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.28	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.29	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee.*

Exhibit 10.30	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent.*

Exhibit 10.31	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.32	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.33	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.34	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.35	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.36	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.37	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.38	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.39	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.40	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.41	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.42	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.43	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.44	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.45	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 21.1	Subsidiaries of Registrant.*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.**

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with the Original 10-K
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

By:	/s/ David R. Lumley
David R. Lumley
Chief Executive Officer and Director

DATE: January 28, 2011

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