Form 10-Q
period 2011-07-03
Spectrum Brands, Inc.
filed 2011-08-11
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

FOR QUARTER ENDED July 3, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Financial Position

July 3, 2011 and September 30, 2010

(Unaudited)

(Amounts in thousands, except per share figures)

	July 3, 2011	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$88,378	$170,614
Receivables:
Trade accounts receivable, net of allowances of $4,086 and $4,351, respectively	359,667	365,002
Other	52,071	41,548
Inventories	548,376	530,342
Deferred income taxes	32,688	35,735
Prepaid expenses and other	56,789	56,574

Total current assets	1,137,969	1,199,815
Property, plant and equipment, net	216,523	201,164
Deferred charges and other	49,647	46,352
Goodwill	621,907	600,055
Intangible assets, net	1,751,812	1,769,360
Debt issuance costs	45,411	56,961

Total assets	$3,823,269	$3,873,707

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$26,677	$20,710
Accounts payable	305,383	332,231
Accrued liabilities:
Wages and benefits	58,421	93,971
Income taxes payable	44,466	37,118
Restructuring and related charges	15,855	23,793
Accrued interest	18,208	31,652
Other	114,192	123,048

Total current liabilities	583,202	662,523
Long-term debt, net of current maturities	1,721,919	1,723,057
Employee benefit obligations, net of current portion	91,558	92,725
Deferred income taxes	312,789	277,843
Other	61,095	70,828

Total liabilities	2,770,563	2,826,976
Commitments and contingencies
Shareholders’ equity:
Other capital	1,331,439	1,314,768
Accumulated deficit	(301,387)	(260,540)
Accumulated other comprehensive income (loss)	22,654	(7,497)

Total shareholders’ equity	1,052,706	1,046,731

Total liabilities and shareholders’ equity	$3,823,269	$3,873,707

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended July 3, 2011 and July 4, 2010

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2011	2010	2011	2010
Net sales	$804,635	$653,486	$2,359,586	$1,778,012
Cost of goods sold	508,656	398,727	1,506,283	1,125,571
Restructuring and related charges	2,285	1,890	4,932	5,530

Gross profit	293,694	252,869	848,371	646,911
Selling	133,187	112,380	403,768	327,832
General and administrative	60,006	53,619	179,099	139,763
Research and development	9,192	7,078	25,557	21,346
Acquisition and integration related charges	7,444	17,002	31,487	22,472
Restructuring and related charges	4,781	2,954	12,846	11,132

Total operating expenses	214,610	193,033	652,757	522,545

Operating income	79,084	59,836	195,614	124,366
Interest expense	40,398	132,238	165,923	230,130
Other expense, net	770	1,443	1,372	8,427

Income (loss) from continuing operations before reorganization items and income taxes	37,916	(73,845)	28,319	(114,191)
Reorganization items expense, net	—	—	—	3,646

Income (loss) from continuing operations before income taxes	37,916	(73,845)	28,319	(117,837)
Income tax expense	8,995	12,460	69,169	45,016

Income (loss) from continuing operations	28,921	(86,305)	(40,850)	(162,853)
Loss from discontinued operations, net of tax	—	—	—	(2,735)

Net income (loss)	$28,921	$(86,305)	$(40,850)	$(165,588)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 3, 2011 and July 4, 2010

(Unaudited)

(Amounts in thousands)

	NINE MONTHS ENDED
	2011	2010
Cash flows from operating activities:
Net loss	$(40,850)	$(165,588)
Loss from discontinued operations	—	(2,735)

Loss from continuing operations	(40,850)	(162,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	34,719	39,488
Amortization of intangibles	43,073	31,744
Amortization of unearned restricted stock compensation	22,515	12,259
Amortization of debt issuance costs	8,745	6,657
Administrative related reorganization items	—	3,646
Payments for administrative related reorganization items	—	(47,173)
Payments of acquisition related expenses for Russell Hobbs	(3,637)	(22,452)
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	—	34,865
Non-cash interest expense on 12% Notes	—	20,317
Non-cash debt accretion	3,622	17,358
Write off of unamortized discount on retired debt	8,950	59,162
Write off of debt issuance costs	15,420	6,551
Other non-cash adjustments	8,312	10,355
Net changes in assets and liabilities, net of discontinued operations	(101,935)	(53,651)

Net cash used by operating activities of continuing operations	(1,066)	(43,727)
Net cash used by operating activities of discontinued operations	(291)	(9,812)

Net cash used by operating activities	(1,357)	(53,539)

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,433)	(17,392)
Acquisitions, net of cash acquired	(11,053)	(2,577)
Proceeds from sale of property, plant and equipment	188	260
Proceeds from sale of Assets Held for Sale	6,997	—
Other investing activity	(1,530)	—

Net cash used by investing activities	(32,831)	(19,709)

Cash flows from financing activities:
Proceeds from new Senior Credit Facilities, excluding new ABL Revolving Credit Facility, net of discount	—	1,474,755
Payment of senior credit facilities, excluding old ABL revolving credit facility	(93,400)	(1,278,760)
Prepayment penalty of term loan facility	(7,500)	—
Debt issuance costs	(10,769)	(55,135)
Proceeds from other debt financing	15,349	29,849
Reduction of debt	(905)	(8,366)
New ABL Revolving Credit Facility, net	55,000	22,000
Extinguished old ABL revolving credit facility, net	—	(33,225)
Payments of extinguished supplemental loan	—	(45,000)
Refund of debt issuance costs	—	204
Treasury stock purchases	(3,409)	(2,207)

Net cash (used) provided by financing activities	(45,634)	104,115
Effect of exchange rate changes on cash and cash equivalents	(2,414)	(7,086)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela hyperinflation	—	(5,640)

Net (decrease) increase in cash and cash equivalents	(82,236)	18,141
Cash and cash equivalents, beginning of period	170,614	97,800

Cash and cash equivalents, end of period	$88,378	$115,941

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1	DESCRIPTION OF BUSINESS

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands” or the “Company”), a global branded consumer products company, and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings trades on the New York Stock Exchange under the symbol “SPB.”

In connection with the Merger, Spectrum Brands refinanced its existing senior debt, except for Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”), which remain outstanding, and a portion of Russell Hobbs’ existing senior debt through a combination of a $750,000 United States (“U.S.”) dollar term loan due June 16, 2016, $750,000 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and a $300,000 ABL revolving facility due June 16, 2014 (the “ABL Revolving Credit Facility”). The term loan facility established in connection with the Merger was subsequently refinanced in February 2011 (the “Term Loan”), and the ABL Revolving Credit Facility was amended in April 2011. (See also Note 6, Debt, for a more complete discussion of the Company’s outstanding debt.)

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

On June 28, 2011 the Company filed a Form S-3 registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which 1,150 shares of its common stock and 6,320 shares of the Company’s common stock held by Harbinger Capital Partners Master Fund I, Ltd. (the “Selling Stockholder”) were offered to the public. Net proceeds to the Company from the sale of the 1,150 shares, after underwriting discounts and estimated expenses, were approximately $30,356. The Company did not receive any proceeds from the sale of the common stock by the Selling Stockholder. SB Holdings expects to use the net proceeds of the sale of common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of its business and acquisitions.

Unless the context indicates otherwise, the term “Company” is used to refer to both Spectrum Brands and its subsidiaries prior to the Merger and SB Holdings and its subsidiaries subsequent to the Merger. The term “Predecessor Company” refers only to the Company prior to the Effective Date and the term “Successor Company” refers to Spectrum Brands or the Company subsequent to the Effective Date.

The Company is a diversified global branded consumer products company with positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden controls.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe and Latin America.

The Company sells its products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.

2	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 3, 2011 and September 30, 2010, and the results of operations for the three and nine month periods ended July 3, 2011 and July 4, 2010 and the cash flows for the nine month periods ended July 3, 2011 and July 4, 2010. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of SB Holdings and its subsidiaries and are prepared in accordance with GAAP. All intercompany transactions have been eliminated.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations: On November 11, 2008, the Predecessor Company’s board of directors approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The shutdown of the growing products portion of the Home and Garden Business was completed during the second quarter of the Company’s fiscal year ended September 30, 2009.

The presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the nine month period ended July 4, 2010:

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $51,172 and $150,140 for the three and nine month periods ended July 3, 2011, respectively, and $40,204 and $111,615 for the three and nine month periods ended July 4, 2010, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 25% and 23% of the Company’s Net sales during the three and nine month periods ended July 3, 2011, respectively. This customer represented approximately 24% and 22% of the Company’s Net sales during the three and nine month periods ended July 4, 2010, respectively. This customer also represented approximately 14% and 15% of the Company’s Trade accounts receivable, net at July 3, 2011 and September 30, 2010, respectively.

Approximately 40% and 44% of the Company’s Net sales during the three and nine month periods ended July 3, 2011, respectively, and 37% and 43% of the Company’s Net sales during the three and nine month periods ended July 4, 2010, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

On October 21, 2010, the Board adopted the 2011 Plan, which received shareholder approval at the Annual Meeting of the shareholders of the Company held on March 1, 2011. Upon such shareholder approval, no further awards will be granted under the 2009 Plan and the 2007 RH Plan. Up to 4,626 shares of common stock of the Company, net of cancellations, may be issued under the 2011 Plan.

Under ASC Topic 718: “Compensation-Stock Compensation,” the Company is required to recognize expense related to its stock-based plans based on the fair value of its employee stock awards.

Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and nine month periods ended July 3, 2011 was $8,408, or $5,465, net of taxes, and $22,515, or $14,635, net of taxes, respectively. Total stock compensation expense associated with restricted stock awards recognized by the Company during the three and nine month periods ended July 4, 2010 was $5,866 or $3,813, net of taxes and $12,259, or $7,968, net of taxes respectively.

The Company granted approximately 310 shares of restricted stock during the three month period ended July 4, 2010. Of these grants, approximately 271 restricted stock units were granted in conjunction with the consummation of the merger with Russell Hobbs and are time-based and vest over a one year period. The remaining 39 shares are restricted stock grants that are time-based and vest over a three year period. The Company also granted 629 shares of restricted stock during the three month period ended January 3, 2010. Of these grants, 18 shares are time-based and vest after a one year period and 611 shares are time-based and vest over a two year period. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Board or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $23,299.

The Company granted approximately 1,565 restricted stock units during the nine month period ended July 3, 2011. Of these grants, 18 restricted stock units are time-based and vest over a three year period. The remaining 1,547 restricted stock units are performance and time-based with 665 units vesting over a two year period and 882 units vesting over a three year period. The total market value of the restricted stock units on the dates of the grants was approximately $45,614.

The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the status of the Company’s non-vested restricted stock awards and restricted stock units as of July 3, 2011 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock awards at September 30, 2010	428	$23.57	$10,088
Vested	(305)	23.31	(7,111)

Restricted stock awards at July 3, 2011	123	$24.20	$2,977

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock units at September 30, 2010	249	$28.22	$7,028
Granted	1,565	29.15	45,614
Forfeited	(17)	29.29	(498)
Vested	(235)	28.39	(6,671)

Restricted stock units at July 3, 2011	1,562	$29.11	$45,473

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Reorganization Items: In accordance with ASC Topic 852: “Reorganizations,” reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified as directly relating to its voluntary petitions under Chapter 11 of the Bankruptcy Code. See Note 2, Voluntary Reorganization Under Chapter 11 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for additional information regarding the Chapter 11 filing and subsequent emergence. Reorganization items expense, net for the nine month period ended July 4, 2010 is summarized as follows:

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

Acquisition and integration related charges associated with the Merger incurred by the Company during the three and nine month periods ended July 3, 2011 and July 4, 2010 are summarized as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Legal and professional fees	$360	$15,512	$3,949	$20,982
Employee termination charges	310	1,387	5,206	1,387
Integration costs	6,718	103	22,088	103

Total Acquisition and integration related charges	$7,388	$17,002	$31,243	$22,472

Additionally, the Company incurred $22 and $210 of legal and professional fees and integration costs, respectively, associated with the acquisition of Seed Resources, LLC (“Seed Resources”) during the three and nine month periods ended July 3, 2011 and $34 in legal and professional fees associated with the acquisition of Value Garden Supply, LLC (“Ultra Stop”) during the three months ended July 3, 2011. (See Note 14, Acquisitions for additional information on the Seed Resources and Ultra Stop acquisitions.)

3	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and the components of other comprehensive income (loss), net of tax, for the three and nine month periods ended July 3, 2011 and July 4, 2010 are as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Net income (loss)	$28,921	$(86,305)	$(40,850)	$(165,588)
Other comprehensive income (loss):
Foreign currency translation	13,139	(2,870)	33,009	(9,306)
Valuation allowance adjustments	(216)	668	860	(2,453)
Pension liability adjustments	—	—	—	(52)
Net unrealized loss on derivative instruments	(653)	1,548	(3,718)	(1,850)

Net change to derive comprehensive income (loss) for the period	12,270	(654)	30,151	(13,661)

Comprehensive income (loss)	$41,191	$(86,959)	$(10,699)	$(179,249)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the Accumulated other comprehensive income (“AOCI”) section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.

The changes in accumulated foreign currency translation for the three and nine month periods ended July 3, 2011 and July 4, 2010 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, primarily denominated in Euros, Pounds Sterling and Brazilian Real.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

4	INVENTORIES

Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	July 3, 2011	September 30, 2010
Raw materials	$70,183	$62,857
Work-in-process	35,077	28,239
Finished goods	443,116	439,246

	$548,376	$530,342

5	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets for the Company consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2010	$268,420	$159,985	$171,650	$600,055
Additions	—	10,029	255	10,284
Effect of translation	8,429	3,139	—	11,568

Balance at July 3, 2011	$276,849	$173,153	$171,905	$621,907

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2010	$569,945	$211,533	$76,000	$857,478
Additions	—	2,630	150	2,780
Effect of translation	5,145	6,314	—	11,459

Balance at July 3, 2011	$575,090	$220,477	$76,150	$871,717

Intangible Assets Subject to Amortization
Balance at September 30, 2010, net	$516,324	$230,248	$165,310	$911,882
Amortization during period	(24,868)	(11,519)	(6,686)	(43,073)
Effect of translation	7,517	3,769	—	11,286

Balance at July 3, 2011, net	$498,973	$222,498	$158,624	$880,095

Total Intangible Assets, net at July 3, 2011	$1,074,063	$442,975	$234,774	$1,751,812

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $55,848, net of accumulated amortization of $11,765 at July 3, 2011 and $60,792, net of accumulated amortization of $6,305 at September 30, 2010. Trade names subject to amortization relate to the valuation under fresh-start reporting and the Merger. The carrying value of these trade names was $136,520, net of accumulated amortization of $13,180 at July 3, 2011 and $145,939, net of accumulated amortization of $3,750 at September 30, 2010. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $687,727, net of accumulated amortization of $69,077 at July 3, 2011 and $705,151, net of accumulated amortization of $35,865 at September 30, 2010. The useful life of the Company’s intangible assets subject to amortization are 8 years for technology assets related to the Global Pet Supplies segment, 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies segments, 12 years for a trade name within the Global Batteries & Appliances segment and 4 years for a trade name within the Home and Garden Business segment.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Amortization expense for the three and nine month periods ended July 3, 2011 and July 4, 2010 is as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Proprietary technology amortization	$1,649	$1,563	$4.946	$4,655
Customer relationships amortization	9,650	8,767	28,708	26,476
Trade names amortization	3,140	549	9,419	613

	$14,439	$10,879	$43,073	$31,744

The Company estimates annual amortization expense for the next five fiscal years will approximate $57,800 per year.

6	DEBT

Debt consists of the following:

	July 3, 2011		September 30, 2010
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, due June 17, 2016	$656,600	5.1%	$750,000	8.1%
9.5% Notes, due June 15, 2018	750,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	55,000	2.5%	—	4.1%
Other notes and obligations	29,061	12.7%	13,605	10.8%
Capitalized lease obligations	26,956	5.0%	11,755	5.2%

	1,762,648		1,770,391
Original issuance discounts on debt	(14,052)		(26,624)
Less current maturities	26,677		20,710

Long-term debt	$1,721,919		$1,723,057

In connection with the Merger, Spectrum Brands (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 U.S. dollar term loan, (ii) issued $750,000 of 9.5% Notes and (iii) entered into a $300,000 ABL Revolving Credit Facility. The proceeds from such financings were used to repay Spectrum Brands’ then-existing senior term credit facility, that existed at the time of emergence under Chapter 11 of the Bankruptcy Code (the “Prior Term Facility”) and Spectrum Brands’ then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

Senior Term Credit Facility

On February 1, 2011, the Company completed the refinancing of its term loan facility established in connection with the Merger, which had an aggregate amount outstanding of $680,000, with an amended and restated credit agreement, together with the amended ABL Revolving Credit Facility, the “Senior Credit Facilities”) at a lower interest rate.

The Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest at a rate per annum equal to, at the Company’s option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

The Company recorded $8,698 of fees in connection with the Term Loan during the nine month period ended July 3, 2011. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. The Company recorded cash charges of $6,800 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $24,370 as an adjustment to increase interest expense, in connection with the refinancing of the term loan facility established in connection with the Merger, during the nine month period ended July 3, 2011. In connection with voluntary prepayments of $90,000 of term debt during the nine month period ended July 3, 2011, the Company recorded cash charges of $700 and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling $4,121 as an adjustment to increase interest expense.

At July 3, 2011 and September 30, 2010, the aggregate amount outstanding under the Term Loan totaled $656,600 and $750,000, respectively.

On July 27, 2011, the Company made a voluntary prepayment of $40,000 on its Term Loan.

9.5% Notes

At both July 3, 2011 and September 30, 2010, the Company had outstanding principal of $750,000 under the 9.5% Notes maturing June 15, 2018.

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

The 9.5% Notes were issued at a 1.37% discount and were recorded net of the $10,245 amount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the 9.5% Notes. During Fiscal 2010, the Company recorded $20,823 of fees in connection with the issuance of the 9.5% Notes. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

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

At July 3, 2011 and September 30, 2010, the Company had outstanding principal of $245,031 under the 12% Notes, including PIK interest of $26,955 added to principal during Fiscal 2010.

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

ABL Revolving Credit Facility

On April 21, 2011 the Company amended the ABL Revolving Credit Facility. The amended facility carries an interest rate, at the Company’s option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 2.25% per annum. No amortization is required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility is scheduled to expire on April 21, 2016.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Revolving Loans may be drawn, repaid and re-borrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, working capital requirements of the Company and its subsidiaries, restructuring costs, and for other general corporate purposes.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During Fiscal 2010, the Company recorded $9,839 of fees in connection with the ABL Revolving Credit Facility. During the three month and nine month period ended July 3, 2011, the Company recorded $2,071 of fees in connection with the amendment. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

As a result of borrowings and payments under the ABL Revolving Credit Facility at July 3, 2011, the Company had aggregate borrowing availability of approximately $146,893, net of lender reserves of $48,769 and outstanding letters of credit of $24,105.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company’s fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		July 3, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$1,997	$2,371
Commodity contracts	Deferred charges and other	1,424	1,543
Foreign exchange contracts	Receivables—Other	588	20
Foreign exchange contracts	Deferred charges and other	2	55

Total asset derivatives designated as hedging instruments under ASC 815		$4,011	$3,989

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	38	—

Total asset derivatives		$4,049	$3,989

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		July 3, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$2,620	$3,734
Interest rate contracts	Accrued interest	854	861
Interest rate contracts	Other long term liabilities	—	2,032
Commodity contracts	Accounts payable	105	—
Foreign exchange contracts	Accounts payable	13,644	6,544
Foreign exchange contracts	Other long term liabilities	1,517	1,057

Total liability derivatives designated as hedging instruments under ASC 815		$18,740	$14,228

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	15,520	9,698
Foreign exchange contracts	Other long term liabilities	22,669	20,887

Total liability derivatives		$56,929	$44,813

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended July 3, 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(109)	Cost of goods sold	$587	Cost of goods sold	$16
Interest rate contracts	(42)	Interest expense	(839)	Interest expense	(44)
Foreign exchange contracts	(11)	Net sales	105	Net sales	—
Foreign exchange contracts	(5,011)	Cost of goods sold	(4,346)	Cost of goods sold	—

Total	$(5,173)		$(4,493)		$(28)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 3, 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,764	Cost of goods sold	$1,921	Cost of goods sold	$17
Interest rate contracts	(102)	Interest expense	(2,527)	Interest expense	(294)
Foreign exchange contracts	216	Net sales	(102)	Net sales	—
Foreign exchange contracts	(15,801)	Cost of goods sold	(8,438)	Cost of goods sold	—

Total	$(13,923)		$(9,146)		$(277)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended July 4, 2010:

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

(1)

Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility. (See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 4, 2010:

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

(1)

Includes $(4,305) reclassified from AOCI associated with the refinancing of the senior credit facility. (See also Note 6, Debt, for a more complete discussion of the Company’s refinancing of its senior credit facility.)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign exchange payments, commodity purchases and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three month period ended July 3, 2011 and the three month period ended July 4, 2010, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010
Commodity contracts	$—	$(53)	Cost of goods sold
Foreign exchange contracts	(7,578)	(9,538)	Other expense, net

Total	$(7,578)	$(9,591)

During the nine month period ended July 3, 2011 and the nine month period ended July 4, 2010, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2011	2010
Commodity contracts	$—	$99	Cost of goods sold
Foreign exchange contracts	(17,468)	(11,827)	Other expense, net

Total	$(17,468)	$(11,728)

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $62 and $75 at July 3, 2011 and September 30, 2010, respectively. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At July 3, 2011 and September 30, 2010, the Company had posted cash collateral of $294 and $2,363, respectively, related to such liability positions. In addition, at July 3, 2011 and September 30, 2010, the Company had posted standby letters of credit of $2,000 and $4,000, respectively, related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At July 3, 2011, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. At September 30, 2010, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fixed the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012 (the “U.S. dollar swaps”). The

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

derivative net loss on these contracts recorded in AOCI by the Company at July 3, 2011 was $(1,172), net of tax benefit of $718. The derivative net (loss) on the U.S. dollar swaps contracts recorded in AOCI by the Company at September 30, 2010 was $(2,675), net of tax benefit of $1,640. At July 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(1,172), net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At July 3, 2011 the Company had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $270,955. At September 30, 2010, the Company had a series of foreign exchange derivative contracts outstanding through June 2012 with a contract value of $299,993. The derivative net loss on these contracts recorded in AOCI by the Company at July 3, 2011 was $(10,301), net of tax benefit of $4,270. The derivative net (loss) on these contracts recorded in AOCI by the Company at September 30, 2010 was $(5,322), net of tax benefit of $2,204. At July 3, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(9,251), net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At July 3, 2011 the Company had a series of such swap contracts outstanding through September 2012 for 10 tons with a contract value of $20,872. At September 30, 2010, the Company had a series of such swap contracts outstanding through September 2012 for 15 tons with a contract value of $28,897. The derivative net gain on these contracts recorded in AOCI by the Company at July 3, 2011 was $2,153, net of tax expense of $1,147. The derivative net gain on these contracts recorded in AOCI by the Company at September 30, 2010 was $2,256, net of tax expense of $1,201. At July 3, 2011, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,246, net of tax.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At July 3, 2011 and September 30, 2010, the Company had $277,510 and $333,562, respectively, of notional value for such foreign exchange derivative contracts outstanding.

8	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820: “Fair Value Measurements and Disclosures,” (“ASC 820”) establishes a framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instruments assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance, which is calculated based on the probability of

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the periods presented.

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

The Company’s net derivative portfolio as of July 3, 2011, contains Level 2 instruments and represents commodity, interest rate and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$3,316	$—	$3,316

Total Assets	$—	$3,316	$—	$3,316

Liabilities:
Interest rate contracts	$—	$(3,474)	$—	$(3,474)
Foreign exchange contracts, net	—	(52,722)	—	(52,722)

Total Liabilities	$—	$(56,196)	$—	$(56,196)

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	July 3, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,748,596)	$(1,873,943)	$(1,743,767)	$(1,868,754)
Interest rate swap agreements	(3,474)	(3,474)	(6,627)	(6,627)
Commodity swap and option agreements	3,316	3,316	3,914	3,914
Foreign exchange forward agreements	(52,722)	(52,722)	(38,111)	(38,111)

9	EMPLOYEE BENEFIT PLANS

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

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits over the succeeding years of service after reaching age 45 and remain eligible until reaching age 65. The plan is contributory and, accordingly, retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. This plan is unfunded.

Under the Tetra U.S. postretirement plan, the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually and contains other cost-sharing features such as deductibles, coinsurance and copayments.

The Company’s results of operations for the three and nine month periods ended July 3, 2011 and July 4, 2010 reflect the following pension and deferred compensation benefit costs:

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation benefit cost	2011	2010	2011	2010
Service cost	$781	$725	$2,344	$2,174
Interest cost	2,557	1,932	7,670	5,558
Expected return on assets	(1,965)	(1,382)	(5,896)	(3,926)
Amortization of prior service cost	—	1	—	4

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation benefit cost	2011	2010	2011	2010
Recognized net actuarial loss	97	22	291	25
Employee contributions	(129)	(88)	(386)	(265)

Net periodic benefit cost	$1,341	$1,210	$4,023	$3,570

	Three Months		Nine Months
Pension and deferred compensation contributions	2011	2010	2011	2010
Contributions made during period	$3,189	$1,711	$6,145	$3,714

The following table sets forth the fair value of the Company’s pension plan assets as of July 3, 2011 segregated by level within the fair value hierarchy (See Note 8—Fair Value of Financial Instruments, for discussion of the fair value hierarchy and fair value principles):

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$—	$34,321	$—	$34,321
Common collective trust—fixed income	—	13,528	—	13,528

Total U.S. Defined Benefit Plan Assets	$—	$47,849	$—	$47,849

International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$33,298	$—	$33,298
Common collective trust—fixed income	—	10,859	—	10,859
Insurance contracts—general fund	—	43,689	—	43,689
Other	—	5,844	—	5,844

Total International Defined Benefit Plan Assets	$—	$93,690	$—	$93,690

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company currently contributes annually from 3% to 6% of participants’ compensation based on age or service, and has the ability to make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 3, 2011 were $1,439 and $4,192, respectively. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 4, 2010 were $933 and $2,408, respectively.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

10	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S. federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2007 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2007 is subject to IRS examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2008, 2009, and 2010 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

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

Effective October 1, 2010 the Company began managing its business in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business (See Note 1, Description of Business, for additional information regarding the Company’s realignment of its reporting segments).

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

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, reorganization items expense, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010, certain general and administrative expenses which were previously reflected in operating segment profits, have been excluded in the determination of reportable segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plans costs which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

The financial information presented herein reflects the impact of all of the segment structure changes discussed above for all periods presented.

Segment information for the three and nine month periods ended July 3, 2011 and July 4, 2010 is as follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Net sales from external customers
Global Batteries & Appliances	$505,213	$353,585	$1,661,177	$1,090,521
Global Pet Supplies	143,839	136,089	425,106	421,261
Home and Garden Business	155,583	163,812	273,303	266,230

Total segments	$804,635	$653,486	$2,359,586	$1,778,012

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

	Three Months		Nine Months
	2011	2010	2011	2010
Segment profit
Global Batteries & Appliances	$45,480	$35,399	$180,460	$118,496
Global Pet Supplies	19,240	17,743	53,951	38,339
Home and Garden Business	42,921	40,106	51,008	41,493

Total segments	107,641	93,248	285,419	198,328
Corporate expense	14,047	11,566	40,540	34,828
Acquisition and integration related charges	7,444	17,002	31,487	22,472
Restructuring and related charges	7,066	4,844	17,778	16,662
Interest expense	40,398	132,238	165,923	230,130
Other expense, net	770	1,443	1,372	8,427

Income (loss) from continuing operations before reorganization items and income taxes	$37,916	$(73,845)	$28,319	$(114,191)

	July 3, 2011	September 30, 2010
Segment total assets
Global Batteries & Appliances	$2,378,130	$2,477,091
Global Pet Supplies	866,916	839,191
Home and Garden Business	527,256	496,143

Total segments	3,772,302	3,812,425
Corporate	50,967	61,282

Total assets at period end	$3,823,269	$3,873,707

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

The designation of the Company’s Venezuela entity as a highly inflationary economy and the devaluation of the Bolivar fuerte resulted in a $150 and $1,306 reduction to the Company’s operating income during the three and nine month periods ended July 4, 2010, respectively. The Company also reported a foreign exchange loss in Other expense (income), net, of $5,823 for the nine month period ended July 4, 2010.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented as well as consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure incurred prior to the filing under the Bankruptcy Code.

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended July 3, 2011 and July 4, 2010:

	Three Months		Nine Months
	2011	2010	2011	2010
Cost of goods sold:
Global Batteries & Appliances	$408	$1,185	$508	$2,638
Global Pet Supplies	1,877	705	4,424	2,854
Home and Garden Business	—	—	—	38

Total restructuring and related charges in cost of goods sold	2,285	1,890	4,932	5,530

Operating expenses:
Global Batteries & Appliances	1,678	51	2,295	(155)
Global Pet Supplies	1,855	222	5,435	724
Home and Garden Business	747	(220)	2,082	7,805
Corporate	501	2,901	3,034	2.758

Total restructuring and related charges in operating expenses	4,781	2,954	12,846	11,132

Total restructuring and related charges	$7,066	$4,844	$17,778	$16,662

2009 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. The Company recorded $6,462 and $14,569 of pretax restructuring and related charges during the three and nine month periods ended July 3, 2011, respectively, and the Company recorded $2,553 and $13,942 of pretax restructuring and related charges during the three and nine month periods ended July 4, 2010, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through March 31, 2014, are projected to total approximately $65,000.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the nine month period ended July 3, 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$6,447	$4,005	$10,452
Provisions	5,795	492	6,287
Cash expenditures	(5,021)	(2,486)	(7,507)
Non-cash items	183	570	753

Accrual balance at July 3, 2011	$7,404	$2,581	$9,985

Expensed as incurred(A)	$686	$7,596	$8,282

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the expenses incurred during the nine month period ended July 3, 2011, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the nine month period ended July 3, 2011	$2,628	$9,859	$2,082	$—	$14,569
Restructuring and related charges since initiative inception	$9,667	$20,069	$16,086	$7,591	$53,413
Total future restructuring and related charges expected	$—	$8,700	$2,781	$—	$11,481

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Appliances segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). The Company recorded $119 and $219 of pretax restructuring and related charges during the three and nine month period ended July 3, 2011, respectively, and $193 and $1,526 of pretax restructuring and related charges during the three and nine month periods ended July 4, 2010, respectively, in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $29,597 since the inception of the Ningbo Exit Plan, which is now substantially complete.

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and the activity during the nine month period ended July 3, 2011:

Other Costs
Accrual balance at September 30, 2010	$491
Provisions	24
Cash expenditures	(143)
Non-cash items	(372)

Accrual balance at July 3, 2011	$—

Expensed as incurred(A)	$195

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments: Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes, the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). In connection with the Global Realignment Initiatives, the Company recorded $485 and $2,990 of pretax restructuring and related charges during the three and nine month periods ended July 3, 2011, respectively, and $2,098 and $1,115 of pretax restructuring and related charges during the three and nine month periods ended July 4, 2010, respectively. Costs associated with these initiatives, which are expected to be incurred through June 30, 2013, relate primarily to severance and are projected at approximately $92,300, the majority of which are cash costs.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Global Realignment Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and the activity during the nine month period ended July 3, 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$8,721	$2,281	$11,002
Provisions	1,207	93	1,300
Cash expenditures	(7,096)	(619)	(7,715)
Non-cash items	(676)	498	(178)

Accrual balance at July 3, 2011	$2,156	$2,253	$4,409

Expensed as incurred(A)	$—	$1,690	$1,690

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the expenses incurred during the nine month period ended July 3, 2011, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries & Appliances	Home and Garden Business	Corporate	Total
Restructuring and related charges during the nine month period ended July 3, 2011	$(44)	$—	$3,034	$2,990
Restructuring and related charges since initiative inception	$46,625	$6,762	$38,190	$91,577
Total future restructuring and related charges expected	$—	$—	$750	$750

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Appliances segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales, marketing and support functions. The Company recorded no pretax restructuring and related charges during the three and nine month periods ended July 3, 2011 or during the three and nine month periods ended July 4, 2010 in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $26,965 since the inception of the European Initiatives.

European Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and the activity during the nine month period ended July 3, 2011:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2010	$1,801	$47	$1,848
Cash expenditures	(455)	(39)	(494)
Non-cash items	115	(8)	107

Accrual balance at July 3, 2011	$1,461	$—	$1,461

13	COMMITMENTS AND CONTINGENCIES

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

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. In July 2011, the parties reached a full and final settlement of this matter and the case has been dismissed.

Applica Consumer Products, Inc. (“Applica”), a wholly-owned subsidiary of the Company, is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. The Company believes that these actions are without merit, but may be unable to resolve the disputes successfully without incurring significant expenses which the Company is unable to estimate at this time. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

Spectrum Brands closing price per share on June 16, 2010	$28.15
Purchase price—Russell Hobbs allocation—20,704 shares(1)(2)	$575,203
Cash payment to pay off Russell Hobbs’ North American credit facility	22,376

Total purchase price of Russell Hobbs	$597,579

(1)	Number of shares calculated based upon conversion formula, as defined in the Merger Agreement, using balances as of June 16, 2010.
(2)

The fair value of 271 shares of unvested restricted stock units as they relate to post combination services will be recorded as operating expense over the remaining service period and were assumed to have no fair value for the purchase price.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Purchase Price Allocation

The total purchase price for Russell Hobbs was allocated to the net tangible and intangible assets based upon their fair values at June 16, 2010 as set forth below. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The measurement period for the Merger has closed, during which no adjustments were made to the preliminary purchase price allocation. The final purchase price allocation for Russell Hobbs is as follows:

Current assets	$307,809
Property, plant and equipment	15,150
Intangible assets	363,327
Goodwill(A)	120,079
Other assets	15,752

Total assets acquired	$822,117
Current liabilities	142,046
Total debt	18,970
Long-term liabilities	63,522

Total liabilities assumed	$224,538

Net assets acquired	$597,579

(A)	Consists of $25,426 of tax deductible Goodwill.

Pre-Acquisition Contingencies Assumed

The Company has evaluated pre-acquisition contingencies relating to Russell Hobbs that existed as of the acquisition date. Based on the evaluation, the Company has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has recorded its best estimates for these contingencies as part of the purchase price allocation for Russell Hobbs. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Russell Hobbs. As the measurement period has closed, adjustments to pre-acquisition contingency amounts are reflected in the Company’s results of operations.

ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a preliminary valuation of the assets and liabilities of Russell Hobbs at June 16, 2010. Significant adjustments as a result of the purchase price allocation are summarized as follows:

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Supplemental Pro Forma Information

The following reflects the Company’s pro forma results had the results of Russell Hobbs been included for all periods beginning after September 30, 2009.

	Three Months		Nine Months
	2011	2010	2011	2010
Net sales:
Reported Net sales	$804,635	$653,486	$2,359,586	$1,778,012
Russell Hobbs adjustment	—	137,540	—	543,952

Pro forma Net sales	$804,635	$791,026	$2,359,586	$2,321,964

Income (loss) from continuing operations:
Reported income (loss) from continuing operations	$28,921	$(86,305)	$(40,850)	$(162,853)
Russell Hobbs adjustment	—	(20,547)	—	(5,504)

Pro forma income (loss) from continuing operations	$28,921	$(106,852)	$(40,850)	$(168,357)

Seed Resources

On December 3, 2010, the Company completed the $10,524 cash acquisition of Seed Resources. Seed Resources is a wild bird seed cake producer through its Birdola premium brand seed cakes. This acquisition was not significant individually. In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

The results of Seed Resources operations since December 3, 2010 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Pet Supplies business segment. The preliminary purchase price of $12,500, which includes a $1,476 sales earn out and a $500 manufacturing earn out, has been allocated to the acquired net assets, including a $1,100 trade name intangible asset and $10,029 of goodwill, was based upon a preliminary valuation. The Company’s estimates and assumptions for this acquisition are subject to change as the Company obtains additional information for its estimates during the respective measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Ultra Stop

On April 14, 2011, the Company completed the $775 cash acquisition of Ultra Stop. Ultra Stop is a trade name used to market a variety of home and garden control products at a major customer. This acquisition was not material to the Company individually. In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

The results of Ultra Stop’s operations since April 14, 2011 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Home and Garden Business segment. The preliminary purchase price of $775 has been allocated to the acquired net assets, including a $150 trade name intangible asset and $255 of goodwill, was based upon a preliminary valuation. The Company’s estimates and assumptions for this acquisition are subject to change as the Company obtains additional information for its estimates during the respective measurement period.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

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

On June 28, 2011 the Company filed a Form S-3 registration statement with the SEC under which 1,150 shares of its common stock and 6,320 shares of the Company’s common stock held by Harbinger Capital Partners Master Fund I, Ltd. were offered to the public.

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

Also in connection with the Merger, the Harbinger Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG will become a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

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

The following consolidating financial statements illustrate the components of the consolidated financial statements of the Company. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and guarantor subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate consolidated financial statements of the guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

July 3, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$17,427	$3,999	$66,952	$—	$88,378
Receivables:
Trade accounts receivables, net of allowances	41,752	121,177	196,738	—	359,667
Intercompany receivables	554,495	920,157	1,305,003	(2,779,165)	490
Other	3,135	5,140	43,306	—	51,581
Inventories	90,047	235,345	227,304	(4,320)	548,376
Deferred income taxes	3,747	11,908	16,606	427	32,688
Prepaid expenses and other	17,894	8,278	30,617	—	56,789

Total current assets	728,497	1,306,004	1,886,526	(2,783,058)	1,137,969
Property, plant and equipment, net	58,964	44,976	112,583	—	216,523
Long term intercompany receivables	189,910	183,152	(62,306)	(310,756)	—
Deferred charges and other	12,759	5,600	31,288	—	49,647
Goodwill	67,722	354,482	199,703	—	621,907
Intangible assets, net	528,019	747,615	476,178	—	1,751,812
Debt issuance costs	45,411	—	—	—	45,411
Investments in subsidiaries	4,778,480	3,475,918	2,819,857	(11,074,255)	—

Total assets	$6,409,762	$6,117,747	$5,463,829	$(14,168,069)	$3,823,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,931	$1,012	$18,734	—	$26,677
Accounts payable	1,130,528	636,755	1,179,170	(2,641,070)	305,383
Accrued liabilities:
Wages and benefits	16,622	7,637	34,162	—	58,421
Income taxes payable	(2,002)	327	46,141	—	44,466
Restructuring and related charges	6,058	1,088	8,709	—	15,855
Accrued interest	18,109	—	99	—	18,208
Other	10,443	45,357	58,392	—	114,192

Total current liabilities	1,186,689	692,176	1,345,407	(2,641,070)	583,202
Long-term debt, net of current maturities	1,688,115	385,920	495,478	(847,594)	1,721,919
Employee benefit obligations, net of current portion	12,235	4,824	74,499	—	91,558
Deferred income taxes	11,384	252,554	48,851	—	312,789
Other	33,625	3,793	23,677	—	61,095

Total liabilities	2,932,048	1,339,267	1,987,912	(3,488,664)	2,770,563
Shareholders’ equity:
Other equity	1,348,391	2,940,448	3,551,252	(6,508,652)	1,331,439
Accumulated deficit (retained earnings)	(758,310)	(327,296)	(108,301)	892,520	(301,387)
Accumulated other comprehensive income (deficit)	2,887,632	2,165,328	32,967	(5,063,273)	22,654

Total shareholders’ equity (deficit)	3,477,713	4,778,480	3,475,918	(10,679,405)	1,052,706

Total liabilities and shareholders’ equity	$6,409,761	$6,117,747	$5,463,830	$(14,168,069)	$3,823,269

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended July 3, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$148,415	$351,078	$334,300	$(29,158)	$804,635
Cost of goods sold	102,603	231,020	204,438	(29,405)	508,656
Restructuring and related charges	124	1,877	313	(29)	2,285

Gross profit	45,688	118,181	129,549	276	293,694
Operating expenses:
Selling	18,274	46,433	68,623	(143)	133,187
General and administrative	18,504	21,670	19,832	—	60,006
Research and development	5,628	2,529	1,035	—	9,192
Acquisition and integration related charges	2,517	2,995	1,932	—	7,444
Restructuring and related charges	1,389	2,780	612	—	4,781

	46,312	76,407	92,034	(143)	214,610
Operating (loss) income	(624)	41,774	37,515	419	79,084
Interest expense	35,188	452	4,756	2	40,398
Other (income) expense, net	(59,459)	(28,897)	288	88,838	770

Income (loss) from continuing operations before income taxes	23,647	70,219	32,471	(88,421)	37,916
Income tax expense (benefit)	(33,533)	32,997	9,479	52	8,995

Net income (loss)	$57,180	$37,222	$22,992	$(88,473)	$28,921

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended July 4, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$96,769	$331,447	$260,225	$(34,955)	$653,486
Cost of goods sold	54,786	225,214	153,049	(34,322)	398,727
Restructuring and related charges	67	705	1,118	—	1,890

Gross profit	41,916	105,528	106,058	(633)	252,869
Operating expenses:
Selling	16,441	38,836	57,126	(23)	112,380
General and administrative	(27,058)	59,078	21,599	—	53,619
Research and development	4,089	2,108	881	—	7,078
Acquisition and integration related charges	15,479	1,490	33	—	17,002
Restructuring and related charges	2,935	(148)	167	—	2,954

	11,886	101,364	79,806	(23)	193,033
Operating income (loss)	30,030	4,164	26,252	(610)	59,836
Interest expense	132,804	(5,898)	5,309	23	132,238
Other (income) expense, net	(22,210)	5,494	(427)	18,586	1,443

(Loss) income before income taxes	(80,564)	4,568	21,370	(19,219)	(73,845)
Income tax expense (benefit)	9,997	(3,264)	5,582	145	12,460

Net (loss) income	$(90,561)	$7,832	$15,788	$(19,364)	$(86,305)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended July 3, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$358,931	$1,008,198	$1,116,250	$(123,793)	$2,359,586
Cost of goods sold	214,537	725,437	688,962	(122,653)	1,506,283
Restructuring and related charges	124	4,424	413	(29)	4,932

Gross profit	144,270	278,337	426,875	(1,111)	848,371
Operating expenses:
Selling	54,662	130,577	218,955	(426)	403,768
General and administrative	54,387	60,182	64,530	—	179,099
Research and development	14,379	8,508	2,670	—	25,557
Acquisition and integration related charges	6,857	15,912	8,718	—	31,487
Restructuring and related charges	4,022	7,696	1,128	—	12,846

	134,307	222,875	296,001	(426)	652,757
Operating income (loss)	9,963	55,462	130,874	(685)	195,614
Interest expense	149,126	1,219	15,561	17	165,923
Other (income) expense, net	(187,735)	(101,461)	504	290,064	1,372

Income (loss) from continuing operations before income taxes	48,572	155,704	114,809	(290,766)	28,319
Income tax expense (benefit)	(12,384)	52,682	28,833	38	69,169

Net income (loss)	$60,956	$103,022	$85,976	$(290,804)	$(40,850)

Condensed Consolidating Statement of Operations

Nine Month Period Ended July 4, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$293,539	$766,766	$814,995	$(97,288)	$1,778,012
Cost of goods sold	171,877	561,388	487,755	(95,449)	1,125,571
Restructuring and related charges	3,390	2,892	(752)	—	5,530

Gross profit	118,272	202,486	327,992	(1,839)	646,911
Operating expenses:
Selling	53,175	95,544	179,213	(100)	327,832
General and administrative	16,221	74,592	48,950	—	139,763
Research and development	13,372	5,148	2,826	—	21,346
Acquisition and integration	20,950	1,490	32	—	22,472
Restructuring and related charges	2,566	8,329	237	—	11,132

	106,284	185,103	231,258	(100)	522,545
Operating income (loss)	11,988	17,383	96,734	(1,739)	124,366
Interest expense	208,408	4,539	17,123	60	230,130
Other (income) expense, net	(64,102)	1,954	5,951	64,624	8,427

(Loss) income from continuing operations before reorganization items, net and income taxes	(132,318)	10,890	73,660	(66,423)	(114,191)
Reorganization items expense, net	4,482	(836)	—	—	3,646

(Loss) income from continuing operations before income taxes	(136,800)	11,726	73,660	(66,423)	(117,837)
Income tax expense (benefit)	34,931	(11,652)	21,755	(18)	45,016

(Loss) income from continuing operations	(171,731)	23,378	51,905	(66,405)	(162,853)
Loss from discontinued operations, net of tax	—	(2,735)	—	—	(2,735)

Net (loss) income	$(171,731)	$20,643	$51,905	$(66,405)	$(165,588)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended July 3, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$269,638	$(85,536)	$732,612	$(918,555)	$(1,841)
Net cash used by operating activities of continuing operations	—	(291)	—	—	(291)

Net cash (used) provided by operating activities	269,638	(85,827)	732,612	(918,555)	(2,132)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,544)	(7,555)	(8,334)	—	(27,433)
Proceeds from sale of property, plant and equipment	—	95	93	—	188
Acquisition, net of cash	—	(10,278)	—	—	(10,278)
Proceeds from sale of assets - Ningbo	—	—	6,997	—	6,997
Other investing	—	(1,530)	—	—	(1,530)

Net cash used by investing activities	(11,544)	(19,268)	(1,244)	—	(32,056)
Cash flows from financing activities:
Payment of Senior Credit Facilities	(93,400)	—	—	—	(93,400)
Prepayment penalty of extinguished term loan facility	(7,500)	—	—	—	(7,500)
ABL Revolving Credit Facility, net	55,000	—	—	—	55,000
Reduction of other debt	—	—	(905)	—	(905)
Proceeds from debt financing	15,349	—	—	—	15,349
Debt issuance costs	(10,769)	—	—	—	(10,769)
Treasury stock purchases	(3,409)	—	—	—	(3,409)
Proceeds from (advances related to) intercompany transactions	(248,518)	106,371	(776,408)	918,555	—

Net cash provided (used) by financing activities	(293,247)	106,371	(777,313)	918,555	(45,634)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,414)	—	(2,414)

Net increase in cash and cash equivalents	(35,153)	1,276	(48,359)	—	(82,236)
Cash and cash equivalents, beginning of period	52,580	2,723	115,311	—	170,614

Cash and cash equivalents, end of period	$17,427	$3,999	$66,952	$—	$88,378

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Spectrum Brands Holdings, Inc., a Delaware corporation (“SB Holdings”), is a diversified global branded consumer products company and was created in connection with the combination of Spectrum Brands, Inc. (“Spectrum Brands”), a global branded consumer products company and Russell Hobbs, Inc. (“Russell Hobbs”), a global branded small appliance company, to form a new combined company (the “Merger”). The Merger was consummated on June 16, 2010. As a result of the Merger, both Spectrum Brands and Russell Hobbs are wholly-owned subsidiaries of SB Holdings and Russell Hobbs is a wholly-owned subsidiary of Spectrum Brands. SB Holdings’ common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

In connection with the Merger, we refinanced Spectrum Brands’ existing senior debt, except for Spectrum Brands’ 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”), which remain outstanding, and a portion of Russell Hobbs’ existing senior debt through a combination of a $750 million Term Loan due June 16, 2016, $750 million 9.5% Senior Secured Notes maturing June 15, 2018 (the “9.5% Notes”) and a $300 million ABL revolving facility due June 16, 2014 (the “ABL Revolving Credit Facility”). The term loan facility established in connection with the Merger was subsequently refinanced in February 2011 (the “Term Loan”), and the ABL Revolving Credit Facility was amended in April 2011. See “Liquidity and Capital Resources, Financing Activities” below, as well as Note 6, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

On June 28, 2011 we filed a Form S-3 registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which 1.2 million shares of our common stock and 6.3 million shares of our common stock held by Harbinger Capital Partners Master Fund I, Ltd. (the "Selling Stockholder") were offered to the public. Net proceeds to us from the sale of the 1.2 million shares, after underwriting discounts and estimated expenses, were approximately $30 million. We did not receive any proceeds from the sale of our common stock by the Selling Stockholder. We expect to use the net proceeds of the sale of common shares for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of our business and acquisitions.

As further described below, on February 3, 2009, we and our wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation.

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

We sell our products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware and various other brands.

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

Results of Operations

Fiscal Quarter and Fiscal Nine Month Period Ended July 3, 2011 Compared to Fiscal Quarter and Fiscal Nine Month Period Ended July 4, 2010

In this Quarterly Report on Form 10-Q we refer to the three months ended July 3, 2011 as the “Fiscal 2011 Quarter,” the nine month period ended July 3, 2011 as the “Fiscal 2011 Nine Months,” the three month period ended July 4, 2010 as the “Fiscal 2010 Quarter” and the nine month period ended July 4, 2010 as the “Fiscal 2010 Nine Months.”

Net Sales. Net sales for the Fiscal 2011 Quarter increased to $805 million from $653 million in the Fiscal 2010 Quarter, a 23% increase. The following table details the principal components of the change in net sales from the Fiscal 2010 Quarter to the Fiscal 2011 Quarter (in millions):

Net Sales
Fiscal 2010 Quarter Net Sales	$653
Addition of Russell Hobbs as a result of the Merger	140
Increase in electric personal care products	6
Increase in portable lighting products	1
Decrease in electric shaving and grooming products	(2)
Decrease in consumer batteries	(7)
Decrease in home and garden control products	(9)
Foreign currency impact, net	23

Fiscal 2011 Quarter Net Sales	$805

Net sales for the Fiscal 2011 Nine Months increased to $2,360 million from $1,778 million in the Fiscal 2010 Nine Months, a 33% increase. The following table details the principal components of the change in net sales from the Fiscal 2010 Nine Months to the Fiscal 2011 Nine Months (in millions):

Net Sales
Fiscal 2010 Nine Months Net Sales	$1,778
Addition of Russell Hobbs as a result of the Merger	546
Increase in electric personal care products	23
Increase in electric shaving and grooming products	13
Increase in home and garden control products	4
Decrease in consumer batteries	(5)
Decrease in pet supplies	(11)
Foreign currency impact, net	12

Fiscal 2011 Nine Months Net Sales	$2,360

Consolidated net sales by product line for the Fiscal 2011 Quarter, the Fiscal 2010 Quarter, the Fiscal 2011 Nine Months and the Fiscal 2010 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2011	2010	2011	2010
Product line net sales
Addition of Russell Hobbs—small appliances	$170	$34	$567	$34
Addition of Russell Hobbs—pet supplies	3	1	11	1
Addition of Russell Hobbs—home and garden control products	1	—	3	—
Consumer batteries	198	194	627	629
Pet supplies	141	135	414	420
Home and garden control products	154	164	270	266
Electric shaving and grooming products	62	61	211	196
Electric personal care products	53	43	191	167
Portable lighting products	23	21	66	65

Total net sales to external customers	$805	$653	$2,360	$1,778

Global consumer battery sales increased $4 million, or 2%, during the Fiscal 2011 Quarter primarily driven by increases in North America and Europe of $3 million and $12 million, respectively, which were partially offset by decreases in Latin American sales of $11 million. The increases within North America were driven by distribution gains at a major customer, whereas increases in Europe were driven by customer gains and increased placement with retailers coupled with a $9 million favorable foreign exchange impact. The decrease within Latin America was driven by lower zinc carbon battery sales of $9 million and lower alkaline sales of $2 million. The decrease in both zinc carbon and alkaline battery sales was predominantly driven by decreased volume and price in Brazil resulting from competitive pressures. Pet supply sales increased $6 million, or 4%, during the Fiscal 2011 Quarter, which was primarily attributable to improved consumption trends at key retailers as well as favorable foreign exchange. During the Fiscal 2011 Quarter, electric shaving and grooming product sales increased $1 million, or 2%, primarily due to increased sales within North America as a result of distribution gains and increased online sales. Electric personal care sales increased $10 million, or 23%, during the Fiscal 2011 Quarter, primarily due to increased sales in North America and Europe of $4 million and $5 million, respectively, as a result of new product introductions, distribution gains, increased online sales and regional growth into Eastern Europe coupled with favorable foreign exchange impacts of $3 million. Home and garden control product sales decreased $10 million, or 6%, during the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. The decrease is primarily attributable to unseasonable weather in the United States which negatively impacted the lawn and garden season. The $2 million, or 10%, increase in portable lighting sales during the Fiscal 2011 Quarter was primarily driven by new distribution channels added during the quarter.

Global consumer battery sales decreased $2 million, or less than 1%, during the Fiscal 2011 Nine Months, primarily driven by lower Latin American sales of $21 million which were tempered by increased North American sales of $16 million and favorable foreign exchange translation of $3 million. North American sales increased as a result of strong holiday sales during our first fiscal quarter and new distribution channels added during the year. Latin American sales decreased due to the factors discussed in the Fiscal 2011 Quarter. The $6 million, or 1%, decrease in pet supplies sales during the Fiscal 2011 Nine Months resulted from decreases in aquatics sales of $13 million resulting from macroeconomic factors which were offset by an increase in companion animal sales of $3 million primarily attributable to the same factors mentioned above during the Fiscal 2011 Quarter, coupled with favorable foreign exchange of $4 million. During the Fiscal 2011 Nine Months, electric shaving and grooming product sales increased $15 million, or 8%, primarily due to increases within North America, Europe and Latin America of $6 million, $5 million and $2 million, respectively, due to distribution gains. Electric personal care sales increased $24 million, or 14%, during the Fiscal 2011 Nine Months, primarily due to increased sales in North America and Europe of $7 million and $14 million, respectively, resulting from the factors listed above for the Fiscal 2011 Quarter as well as successful in-store promotions. Home and garden control product sales increased $4 million, or 2%, during the Fiscal 2011 Nine Months compared to the Fiscal 2010 Nine Months. The increase was attributable to increased distribution and product placements with major customers which were tempered by the factors listed above for the Fiscal 2011 Quarter. Portable lighting products sales increased slightly to $66 million during the Fiscal 2011 Nine Months compared to $65 million during the Fiscal 2010 Nine Months due to the factors listed above for the Fiscal 2011 Quarter.

Gross Profit. Gross profit for the Fiscal 2011 Quarter was $294 million versus $253 million for the Fiscal 2010 Quarter. Our gross profit margin for the Fiscal 2011 Quarter decreased to 36.5% from 38.7% in the Fiscal 2010 Quarter. The increase in gross profit is primarily attributable to the Merger, which contributed $26 million of increased gross profit in the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. The decrease in gross profit margin is attributable to the change in overall product mix as a result of the Merger. Gross profit for the Fiscal 2011 Nine Months was $848 million versus $647 million for the Fiscal 2010 Nine Months. Our gross profit margin decreased to 36.0% from 36.4% in the Fiscal 2010 Nine Months. The increase in gross profit for the Fiscal 2011 Nine Months is also attributable to the Merger, which increased gross profit by $134 million during the Fiscal 2011 Nine Months compared to the Fiscal 2010 Nine Months, coupled with the non-recurrence of a $34 million inventory revaluation charge we recognized in the Fiscal 2010 Nine

Months associated with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code. Inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, we recognized $34 million in additional cost of goods sold during the Fiscal 2010 Nine Months.

Operating Expense. Operating expenses for the Fiscal 2011 Quarter totaled $215 million versus $193 million for the Fiscal 2010 Quarter representing an increase of $22 million. The increase in operating expenses during the Fiscal 2011 Quarter is primarily attributable to the Merger, which contributed an increase of $19 million of operating expenses in the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter. The remaining increase is predominantly driven by increased stock compensation expense of $3 million, a negative foreign exchange impact of $9 million and a $2 million increase in restructuring and related charges, offset by decreased acquisition and integration charges of $10 million. Operating expenses for the Fiscal 2011 Nine Months totaled $653 million versus $523 million for the Fiscal 2010 Nine Months, representing an increase of $130 million. The increase in operating expenses during the Fiscal 2011 Nine Months is also primarily attributable to the Merger, which increased operating expenses by $95 million in the Fiscal 2011 Nine Months compared to the Fiscal 2010 Nine Months. Also contributing to the increase in operating expenses was a $9 million increase in Acquisition and integration related charges, which are primarily related to the Merger, negative foreign exchange impact of $9 million and increased stock compensation expense of $11 million. See “Acquisition and Integration Related Charges” below, as well as Note 2, Significant Accounting Policies—Acquisition and Integration Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our acquisition and integration related charges.

Segment Results. As discussed above, we manage our business in three reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) our Home and Garden Business.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, reorganization items expense, net, other expenses, net, interest expense, interest income and income tax expense. In connection with the realignment of reportable segments discussed above, as of October 1, 2010, certain general and administrative expenses that were previously reflected in operating segment profits, have been excluded in the determination of reportable segment profits. Accordingly, corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plan costs which are evaluated on a consolidated basis and not allocated to our operating segments. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. These costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

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

Adjusted EBITDA, a non-GAAP measurement, is a metric used by management and frequently used by the financial community, which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Below are reconciliations of GAAP Net income (Loss) to Adjusted EBIT and to Adjusted EBITDA for each segment and for Consolidated Spectrum Brands for the Fiscal 2011 Quarter, Fiscal 2011 Nine Months, the Fiscal 2010 Quarter and Fiscal 2010 Nine Months:

Fiscal 2011 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Spectrum Brands
	(in millions)
Net income (loss)	$40	$15	$42	$(68)	$29

Income tax expense	—	—	—	9	9
Interest expense	—	—	—	40	40
Restructuring and related charges	1	4	1	1	7
Acquisition and integration related charges	5	—	—	3	8

Adjusted EBIT	$46	$19	$43	$(15)	$93
Depreciation and amortization (b)	17	6	3	8	34

Adjusted EBITDA	$63	$25	$46	$(7)	$127

Fiscal 2011 Nine Months
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Spectrum Brands
	(in millions)
Net income (loss)	$155	$43	$49	$(288)	$(41)

Income tax expense	—	—	—	69	69
Interest expense	—	—	—	166	166
Restructuring and related charges	2	10	2	4	18
Acquisition and integration related charges	24	—	—	7	31
Other	(1)	—	—	—	(1)

Adjusted EBIT	$180	$53	$51	$(42)	$242
Depreciation and amortization (b)	51	18	9	23	101

Adjusted EBITDA	$231	$71	$60	$(19)	$343

Fiscal 2010 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Spectrum Brands
	(in millions)
Net income (loss)	$32	$17	$40	$(176)	$(87)
Income tax expense	—	—	—	12	12
Interest expense	—	—	—	132	132
Pre-acquisition earnings of Russell Hobbs	14	1	—	—	15
Restructuring and related charges	1	1	—	3	5
Acquisition and integration related charges	1	—	—	16	17
Russell Hobbs inventory fair value adjustment	1	—	—	—	1
Accelerated depreciation and amortization	—	—	—	(2)	(2)

Adjusted EBIT	$49	$19	$40	$(15)	$93
Depreciation and amortization (b)	14	7	4	6	31

Adjusted EBITDA	$63	$26	$44	$(9)	$124

Fiscal 2010 Nine Months
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Spectrum Brands
	(in millions)
Net income (loss)	$107	$36	$31	$(340)	$(166)
Loss from discontinued operations, net of tax	—	—	3	—	3
Income tax expense	—	—	—	45	45
Interest expense	—	—	—	230	230
Pre-acquisition earnings of Russell Hobbs	61	4	1	—	66
Restructuring and related charges	2	4	8	3	17
Reorganization expense items, net	—	—	—	4	4
Fresh-start inventory and other fair value adjustment	19	13	2	—	34
Acquisition and integration related charges	1	—	—	21	22
Accelerated depreciation and amortization	—	—	—	(2)	(2)
Russell Hobbs inventory fair value adjustment	1	—	—	—	1
Brazilian IPI credit/other	(5)	—	—	—	(5)

Adjusted EBIT	$186	$57	$45	$(39)	$249
Depreciation and amortization (b)	39	21	10	13	83

Adjusted EBITDA	$225	$78	$55	$(26)	$332

(a)	It is our policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.
(b)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Nine Months
	2011	2010	2011	2010
	(in millions)
Net sales to external customers	$505	$354	$1,661	$1,091
Segment profit	$45	$35	$180	$118
Segment profit as a % of net sales	9.0%	10.0%	10.9%	10.9%
Segment Adjusted EBITDA	63	63	231	225
Assets as of July 3, 2011 and September 30, 2010	$2,378	$2,477	$2,378	$2,477

Segment sales to external customers in the Fiscal 2011 Quarter increased $151 million to $505 million from $354 million during the Fiscal 2010 Quarter, a 43% increase. The Merger accounted for a sales increase of $136 million in the small appliances product category during the Fiscal 2011 Quarter. Favorable foreign currency exchange translation increased sales of Global Batteries & Appliances during the Fiscal 2011 Quarter by approximately $19 million. Consumer battery sales for the Fiscal 2011 Quarter increased to $198 million compared to sales of $194 million in the Fiscal 2010 Quarter. The increase in sales is primarily attributable to increases of $12 million and $3 million in Europe and North America, which were tempered by decreased sales of $11 million in Latin America. The increase in Europe was driven by customer gains, increased placement with retailers and regional expansion into Eastern Europe coupled with favorable foreign currency impacts. The reduction in Latin America was driven by lower zinc carbon battery sales of $9 million and alkaline battery sales of $2 million, predominantly driven by decreased volume and price in Brazil as a result of competitive pressures. Sales of electric shaving and grooming products in the Fiscal 2011 Quarter increased by $1 million from their levels in the Fiscal 2010 Quarter, primarily due to increases within North America resulting from successful new product launches. Sales of electric personal care products in the Fiscal 2011 Quarter increased by $10 million compared to the Fiscal 2010 Quarter driven by increased sales in North America and Europe of $4 million and $5 million, respectively. The personal care products net sales growth was attributable to a combination of successful new product introductions, distribution gains, increased online sales and regional expansion into Eastern Europe. Sales of portable lighting products for the Fiscal 2011 Quarter increased to $23 million as compared to sales of $21 million for the Fiscal 2010 Quarter, driven by new distribution channels added during the quarter.

Segment sales to external customers in the Fiscal 2011 Nine Months increased $570 million to $1,661 million from $1,091 million during the Fiscal 2010 Nine Months, a 52% increase. The Merger accounted for a sales increase of $532 million in the small appliances product category during the Fiscal 2011 Nine Months. Favorable foreign currency exchange translation increased sales of

Global Batteries & Appliances during the Fiscal 2011 Nine Months by approximately $8 million. Consumer battery sales for the Fiscal 2011 Nine Months decreased slightly to $627 million when compared to sales of $629 million in the Fiscal 2010 Nine Months driven by decreased Latin American sales of $21 million due to the factors listed above for the Fiscal 2011 Quarter which were tempered by increased sales of alkaline batteries in North America of $16 million and favorable foreign exchange of $3 million. The increased North American sales were driven by strong holiday sales in the first quarter of the fiscal year ending September 30, 2011 and distribution gains during the year. Sales of electric shaving and grooming products in the Fiscal 2011 Nine Months increased by $15 million from their levels in the Fiscal 2010 Nine Months primarily due to increases within North America, Europe and Latin America of $6 million, $5 million and $2 million, respectively. Sales of electric personal care products in the Fiscal 2011 Nine Months increased by $24 million compared to the Fiscal 2010 Nine Months due to increased sales in North America and Europe of $7 million and $14 million, respectively. The electronic shaving and grooming products and electronic personal care products sales growth was attributable to the factors mentioned above for the Fiscal 2011 Quarter sales increase. Sales of portable lighting products for the Fiscal 2011 Nine Months increased slightly to $66 million as compared to sales of $65 million for the Fiscal 2010 Nine Months due to the factors listed above for the Fiscal 2011 Quarter.

Segment profit in the Fiscal 2011 Quarter increased to $45 million from $35 million in the Fiscal 2010 Quarter. The increase during the Fiscal 2011 Quarter was due to an increase in the segment profit realized from the Merger of $7 million as well as increased sales which contributed to an increase of $3 million in profit. Segment profit as a percentage of sales in the Fiscal 2011 Quarter decreased to 9.0% from 10.0% in the same period last year due to decreased margins of approximately $10 million resulting from the change in overall product mix as a result of the Merger, as well as increases in commodity prices of $8 million, which were offset by efficiencies from the cost reduction initiatives announced in Fiscal 2009 of $2 million and favorable foreign exchange impacts of $5 million. Segment profit during the Fiscal 2011 Nine Months increased to $180 million from $118 million in the Fiscal 2010 Nine Months due to increased segment profits realized from the Merger of $38 million, increased sales volumes resulting in $11 million in profits and the non-recurrence of a $19 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, that we recognized during the first quarter of Fiscal 2010. Segment profit as a percentage of sales was 10.9% during both the Fiscal 2011 Nine Months and the Fiscal 2010 Nine Months resulting from the previously mentioned non-recurring increase in cost of goods sold from the sale of revalued inventory in the Fiscal 2010 Nine Months and favorable foreign exchange impacts in the Fiscal 2011 Nine Months of $12 million, which were offset by increases in commodity prices of $15 million and decreased margins due to changes in the product mix from the Merger of $15 million during the Fiscal 2011 Nine Months.

Segment Adjusted EBITDA was $63 million in both the Fiscal 2011 Quarter and the Fiscal 2010 Quarter. Segment Adjusted EBITDA in the Fiscal 2011 Nine Months was $231 million compared to $225 million in the Fiscal 2010 Nine Months. The increase in the Fiscal 2011 Nine Months Adjusted EBITDA is mainly driven by synergies from our Russell Hobbs integration of $16 million coupled with increases in market share in certain of our product categories and favorable foreign exchange, which were offset by the increased commodity prices and decreased margins mentioned above.

Segment assets at July 3, 2011 decreased to $2,378 million from $2,477 million at September 30, 2010. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and the Merger decreased slightly at July 3, 2011 to $1,351 million from $1,355 million at September 30, 2010.

Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2011	2010	2011	2010
	(in millions)
Net sales to external customers	$144	$136	$425	$421
Segment profit	$19	$18	$54	$38
Segment profit as a % of net sales	13.4%	13.0%	12.7%	9.1%
Segment Adjusted EBITDA	25	26	71	78
Assets as of July 3, 2011 and September 30, 2010	$867	$839	$867	$839

Segment sales to external customers in the Fiscal 2011 Quarter were $144 million compared to $136 million during the Fiscal 2010 Quarter. The Merger accounted for $3 million of sales during the Fiscal 2011 Quarter versus $1 million during the Fiscal 2010 Quarter. Excluding the Merger, sales increased $6 million during the Fiscal 2011 Quarter, driven by increased specialty pet sales of $4 million resulting from improved consumption trends at key retailers and favorable foreign exchange. Segment sales to external customers in the Fiscal 2011 Nine Months were $425 million compared to $421 million during the Fiscal 2010 Nine Months. The Merger accounted for $11 million of sales during the Fiscal 2011 Nine Months versus $1 million during the Fiscal 2010 Nine Month. Excluding the Merger, sales decreased $7 million as a result of softness in the aquatics category due to macroeconomic factors during the first six months of the fiscal year ending September 30, 2011.

Segment profit in the Fiscal 2011 Quarter was $19 million versus $18 million in the Fiscal 2010 Quarter. Segment profit as a percentage of sales in the Fiscal 2011 Quarter increased to 13.4% from 13.0% in the same period last year. The increase in segment profit for the Fiscal 2011 Quarter was mainly attributed to increased sales coupled with savings of $4 million, due to improved operational efficiencies as we implement cost reduction initiatives within this segment, which was offset by an increase in commodity prices of $1 million and decreased margins of $3 million due to promotional activities. Segment profit in the Fiscal 2011 Nine Months was $54 million versus $38 million in the Fiscal 2010 Nine Months. Segment profit as a percentage of sales in the Fiscal 2011 Nine Months increased to 12.7% versus 9.1% in the Fiscal 2010 Nine Months. This was primarily attributable to the more efficient cost structure mentioned above which generated savings of $7 million for the Fiscal 2011 Nine Months as well as the non-recurrence of a $14 million increase in cost of goods sold that resulted from the sale of inventory that was revalued in connection with our adoption of fresh-start reporting that we recognized during the first quarter of Fiscal 2010, which were offset by an increase in commodity prices of $4 million and decreased margins of $5 million due to promotional activities.

Segment Adjusted EBITDA in the Fiscal 2011 Quarter was $25 million compared to $26 million in the Fiscal 2010 Quarter. Segment Adjusted EBITDA in the Fiscal 2011 Nine Months was $71 million compared to $78 million in the Fiscal 2010 Nine Months. The decline in the Fiscal 2011 Quarter is driven by increased commodity prices, decreased margins and negative foreign exchange impacts which were partially offset by increased revenues and lower operating expenses as a result of the more efficient cost structure mentioned above. The decline in the Fiscal 2011 Nine Months Adjusted EBITDA is driven by lower margins resulting from promotional activities and increased commodity prices, partially offset by lower operating expenses.

Segment assets at July 3, 2011 increased to $867 million from $839 million at September 30, 2010. The increase is primarily due to the acquisition of Seed Resources, LLC during the Fiscal 2011 Nine Months, and the impact of favorable foreign currency translation. Goodwill and intangible assets, which are a result of the revaluation impacts of fresh-start reporting, the Merger and the acquisition of Seed Resources, LLC increased slightly to $616 million at July 3, 2011, from $602 million at September 30, 2010.

Home and Garden Business

	Fiscal Quarter		Fiscal Nine Months
	2011	2010	2011	2010
	(in millions)
Net sales to external customers	$156	$164	$273	$266
Segment profit	$43	$40	$51	$41
Segment profit as a % of net sales	27.6%	24.4%	18.7%	15.6%
Segment Adjusted EBITDA	46	44	60	55
Assets as of July 3, 2011 and September 30, 2010	$527	$496	$527	$496

Segment sales to external customers in the Fiscal 2011 Quarter decreased to $156 million from $164 million in the Fiscal 2010 Quarter. The Merger accounted for a sales increase of $1 million during the Fiscal 2011 Quarter. Excluding the Merger, the $9 million decrease in sales is primarily attributable to severe weather in the United States during the quarter which negatively impacted the lawn and garden season. Segment sales to external customers in the Fiscal 2011 Nine Months increased to $273 million from $266 million in the Fiscal 2010 Nine Months. The increase is due to distribution gains across all customers which were partially offset by poor weather conditions.

Segment profit in the Fiscal 2011 Quarter increased to $43 million from $40 million in the Fiscal 2010 Quarter. Segment profit as a percentage of sales in the Fiscal 2011 Quarter increased to 27.6% from 24.4% in the same period last year. This improvement in segment profit is attributed to the more efficient cost structure now in place from our cost reduction initiatives announced in Fiscal 2009 which contributed $2 million in savings coupled with decreased input costs resulting in margin improvement of $3 million which were offset by decreases due to lower sales volumes. Segment profit in the Fiscal 2011 Nine Months increased to $51 million from $41 million in the Fiscal 2010 Nine Months. Segment profit as a percentage of sales in the Fiscal 2011 Nine Months increased to 18.7% from 15.6% in the same period last year. This improvement in segment profit was attributable to increased sales and the non-recurrence of a $2 million increase in cost of goods sold due to the sale of inventory that was revalued in connection with our adoption of fresh-start reporting that we recognized during the first quarter of Fiscal 2010 coupled with the factors mentioned above that contributed to the improvement during the Fiscal 2011 Quarter.

Segment Adjusted EBITDA for the Fiscal 2011 Quarter was $46 million compared to $44 million during the Fiscal 2010 Quarter. Segment Adjusted EBITDA for the Fiscal 2011 Nine Months was $60 million compared to $55 million during the Fiscal 2010 Nine Months. The increase during both the Fiscal 2011 Quarter and the Fiscal 2011 Nine Months was driven by the same factors described above for the improvement in segment profit.

Segment assets at July 3, 2011 increased to $527 million from $496 million at September 30, 2010, mainly driven by seasonal increases in inventory. Goodwill and intangible assets, which are substantially a direct result of the revaluation impacts of fresh-start reporting decreased slightly at July 3, 2011 to $407 million, from $413 million at September 30, 2010.

Corporate Expense. Our corporate expense in the Fiscal 2011 Quarter was $14 million compared to $12 million during the Fiscal 2010 Quarter. This increase is attributable to a $5 million increase in stock based compensation expense during the Fiscal 2011 Quarter compared to the Fiscal 2010 Quarter, excluding $2 million of stock compensation which was recorded as a restructuring charge in the Fiscal 2010 Quarter, partially offset by savings resulting from the relocation of the corporate office back to Madison, Wisconsin. Corporate expense as a percentage of consolidated net sales was 1.8% for both the Fiscal 2011 Quarter and the Fiscal 2010 Quarter. Our corporate expense during the Fiscal 2011 Nine Months was $41 million compared to $35 million during the Fiscal 2010 Nine Months. This increase is attributable to a $12 million increase in stock based compensation expense during the Fiscal 2011 Nine Months compared to the Fiscal 2010 Nine Months, excluding $2 million of stock compensation which was recorded as a restructuring charge in the Fiscal 2010 Nine Months, partially offset by savings resulting from the relocation of the corporate office back to Madison, Wisconsin. Corporate expense as a percentage of consolidated net sales for the Fiscal 2011 Nine Months was 1.7% compared to 2.0% during the Fiscal 2010 Nine Months, due to savings resulting from the relocation of our corporate office back to Madison, Wisconsin, as well as synergies realized from the Merger which were tempered by the increase in stock based compensation expense.

Acquisition and Integration Related Charges. Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to the acquisition, employee termination charges, integration related professional fees and other post business combination related expenses associated with our acquisitions.

We incurred $7 million of Acquisition and integration related charges during the Fiscal 2011 Quarter in connection with the Merger which primarily consisted of $7 million of integration costs. We incurred $17 million of Acquisition and integration related charges during the Fiscal 2010 Quarter in connection with the Merger, which consisted of: (i) $16 million of legal and professional fees; and (ii) $1 million in employee termination charges. We incurred $31 million of Acquisition and integration related charges during the Fiscal 2011 Nine Months in connection with the Merger, which consisted of: (i) $4 million of legal and professional fees; (ii) $5 million of employee termination charges; and (iii) $22 million of integration costs. We incurred $22 million of Acquisition and integration related charges during the Fiscal 2010 Nine Months in connection with the Merger which consisted of (i) $21 million of legal and professional fees; and (ii) $1 million in employee termination costs.

The Company incurred di minimis acquisition and integration related charges associated with the acquisitions of Seed Resources, LLC and Value Garden Supply, LLC during the Fiscal 2011 Nine Months.

Restructuring and Related Charges. See Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2011 Quarter, the Fiscal 2010 Quarter, the Fiscal 2011 Nine Months and the Fiscal 2010 Nine Months (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2011	2010	2011	2010
Costs (credits) included in cost of goods sold:
Latin American Initiatives:
Termination benefits	—	—	—	0.2
Other associated costs (credits)	—	—	—	(0.1)
Ningbo Exit Plan:
Termination benefits	—	0.2	—	0.2
Other associated costs	0.1	—	0.2	1.2
Global Cost Reduction Initiatives:
Termination benefits	0.3	1.1	1.4	2.4
Other associated costs	1.9	0.6	3.3	1.6

Total included in cost of goods sold	2.3	1.9	4.9	5.5
Costs included in operating expenses:
Global Realignment Initiatives:
Termination benefits	—	2.5	1.2	2.5
Other associated costs (credits)	0.5	(0.4)	1.8	(1.4)
Global Cost Reduction Initiatives:
Termination benefits	2.2	—	5.0	1.8
Other associated costs	2.1	0.8	4.9	8.3

Total included in operating expenses	4.8	2.9	12.9	11.2

Total restructuring and related charges	$7.1	$4.8	$17.8	$16.7

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care (which, effective October 1, 2010, includes the appliance portion of Russell Hobbs, collectively, Global Batteries & Appliances), Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $1 million and $2 million of pretax restructuring and related charges during the Fiscal 2011 Quarter and the Fiscal 2010 Quarter, respectively, in connection with the Global Realignment Initiatives. We recorded approximately $3 million and $1 million of pretax restructuring and related charges during the Fiscal 2011 Nine Months and Fiscal 2010 Nine Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through June 30, 2013, relate primarily to severance and are projected at approximately $92 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Appliances segment to reduce operating costs and rationalize our manufacturing structure. This initiative, which is substantially complete, includes the exit of our battery manufacturing facility in Ningbo, China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded de minimis pretax restructuring and related charges during the Fiscal 2011 Quarter and the Fiscal 2011 Nine Months related to this initiative. We recorded no pretax restructuring and related charges during the Fiscal 2010 Quarter and approximately $1 million of pretax restructuring and related charges during the Fiscal 2010 Nine Months, in connection with the Ningbo Exit Plan. We have recorded pretax restructuring and related charges of approximately $30 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and the Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $7 million and $3 million of pretax restructuring and related charges during the Fiscal 2011 Quarter and the Fiscal 2010 Quarter, respectively, related to the Global Cost Reduction Initiatives. We recorded $15 million and $14 million of pretax restructuring and related charges during the Fiscal 2011 Nine Month and the Fiscal 2010 Nine Months, respectively, related to these Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected at approximately $65 million.

Interest Expense. Interest expense in the Fiscal 2011 Quarter decreased to $40 million from $132 million in the Fiscal 2010 Quarter. Included in the Fiscal 2010 Quarter interest expense are the following which did not recur in the Fiscal 2011 Quarter: (i) $55 million representing the write-off of the unamortized portion of discounts and premiums related to debt that was paid off in conjunction with our refinancing on June 16, 2010, a non-cash charge; (ii) $9 million related to bridge commitment fees incurred while we were refinancing our debt; (iii) $6 million representing the write-off of the unamortized debt issuance costs related to debt that was paid off, a non-cash charge; (iv) $4 million related to a prepayment premium; and (iv) $3 million related to the termination of a Euro-denominated interest rate swap. The remainder of the decrease is attributable to lower effective interest rates on outstanding debt. Interest expense in the Fiscal 2011 Nine Months decreased to $166 million from $230 million in the Fiscal 2010 Nine Months. The decrease is attributed to the factors mentioned above for the decrease during the Fiscal 2011 Quarter, partially offset by the following expenses recognized in the Fiscal 2011 Nine Months: (i) $15 million related to the write off of unamortized debt issuance costs related to our former term loan that was refinanced on February 1, 2011; (ii) $9 million write off of unamortized original issue discount related to the refinanced term loan facility; (iii) a prepayment premium of $7 million related to the refinanced term loan facility; and (iv) accelerated amortization of debt issuance costs of $4 million and a prepayment premium of $1 million related to the $90 million of voluntary prepayments of term debt during the Fiscal 2011 Nine Months. The remainder of the decrease is attributable to lower effective interest rates on outstanding debt. See Note 6, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization Items. During the Fiscal 2010 Nine Months, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items, net of $4 million, which consisted of primarily professional and legal fees.

Income Taxes. Our effective tax rate on income from continuing operations is approximately 24% and 244% for the Fiscal 2011 Quarter and Fiscal 2011 Nine Months, respectively. Our effective tax rate on income from continuing operations was approximately (17)% and (38)% for the Fiscal 2010 Quarter and Fiscal 2010 Nine Months, respectively. There are three significant factors impacting our book income tax rate. First, we are very profitable in our foreign jurisdictions and therefore must provide foreign income taxes even while we have a book loss in the United States. Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our US entities. Second, under ASC Topic 740: “Income Taxes,” (“ASC 740”) we, as discussed more fully below, continue to have a valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles. As a result of the valuation allowance against our U.S. deferred tax assets, any movement in timing items, including additional book domestic tax losses and indefinite lived intangible assets, will not result in a financial statement tax benefit to us until we are profitable on a U.S. consolidated basis. Finally, the closer we are to break even, the higher the tax rate becomes as the taxes are divided by a lower book income. We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations.

At July 3, 2011, we are estimating that at September 30, 2011 we will have U.S. federal and state net operating loss carryforwards of approximately $1,156 million and $1,006 million, respectively, which will expire through years ending in 2032, and we will have foreign net operating loss carryforwards of approximately $143 million, which will expire beginning in 2011. Certain of the foreign net operating losses have indefinite carryforward periods. As mentioned above, limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $299 million of our federal and $463 million of our state net operating losses will expire unused.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets. During the Fiscal 2011 Quarter we decreased our valuation allowance against net deferred tax assets by approximately $30 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $350 million and $331 million at July 3, 2011 and September 30, 2010, respectively. Of this amount, approximately $339 million and $300 million relates to U.S. net deferred tax assets at July 3, 2011 and September 30, 2010, respectively and approximately $11 million and $31 million relates to foreign net deferred tax assets at July 3, 2011 and September 30, 2010, respectively.

We recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. At July 3, 2011 and September 30, 2010, we had approximately $9 million and $13 million, respectively, of unrecognized tax benefits. We had $6 million of accrued interest and penalties related to uncertain tax positions at both July 3, 2011 and September 30, 2010.

Discontinued Operations. On November 11, 2008, the board of directors of Old Spectrum approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profit and the projected input costs and significant working capital demands for this business during our fiscal year ended September 30, 2009 (“Fiscal 2009”). We completed the shutdown during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 2, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during the Fiscal 2010 Nine Months:

Net sales	$—

Loss from discontinued operations before income taxes	$(2.5)
Provision for income tax expense	0.2

Loss from discontinued operations, net of tax	$(2.7)

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2011 Nine Months, cash used by operating activities totaled $1 million as compared to a use of $54 million in the Fiscal 2010 Nine Months. Cash used by continuing operations during the Fiscal 2011 Nine Months was $1 million compared to cash used by continuing operations of $44 million in the Fiscal 2010 Nine Months. The $43 million decrease in cash used from continuing operations was the result of:

•	Higher income from continuing operations before income taxes and interest expense of $78 million, due primarily to the Merger and;

•

The non-recurrence in the Fiscal 2011 Nine Months of $47 million of administrative related reorganization items which were paid in the Fiscal 2010 Nine Months in connection with our voluntary petitions under Chapter 11 that were filed during Fiscal 2009 and;

•	Lower acquisition related expenses for Russell Hobbs of $18 million partially offset by;

•	A $38 million use of cash for other components of working capital, driven by higher Receivables and lower Accounts payable and;.

•	Higher cash payments for integration related charges and restructuring and related charges of $38 million related to the Merger and various restructuring initiatives that we have implemented; and,

•

Higher cash interest payments of $24 million, of which $15 million related to interest on our 12% Notes which was paid-in-kind during the Fiscal 2010 Nine Months and paid in cash during the Fiscal 2011 Nine Months, with the remainder due primarily to the timing of interest payments as a result of the change in our capital structure in connection with the Merger. See “Financing Activities-Senior Term Credit Facility” below, as well as Note 6, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt;

Cash used by operating activities of discontinued operations was de minimis during the Fiscal 2011 Nine Months, compared to a cash use of $10 million during the Fiscal 2010 Nine Months. The use of cash for discontinued operations was related to our exit of the growing products portion of the Home and Garden Business. See “Discontinued Operations,” above, as well as Note 2, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2011, through a combination of cash on hand, cash flows from operations and available borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. In addition, the current economic environment could have a further negative impact on our financial position, results of operations or cash flows. See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic environment.

Investing Activities

Net cash used by investing activities was $33 million for the Fiscal 2011 Nine Months. For the Fiscal 2010 Nine Months net cash used by investing activities was $20 million. The $13 million increase in cash used by investing activities is primarily due to the cash use of $11 million, net of cash acquired, in conjunction with the Seed Resources, LLC and the Value Garden Supply, LLC acquisitions in Fiscal 2011 coupled with increased capital expenditures of $10 million, which was partially offset by proceeds of $7 million from the sale of Ningbo and the $3 million cash use, net of cash acquired in conjunction with the acquisition of Russell Hobbs in the Fiscal 2010 Nine Months.

Financing Activities

Debt Financing

In connection with the Merger, we (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750 million term loan facility, (ii) issued $750 million in aggregate principal amount of 9.5% Notes and (iii) entered into a $300 million ABL Revolving Credit Facility. The proceeds from the Senior Secured Facilities were used to repay our then-existing senior term credit facility, that existed at the time of emergence from Chapter 11 of the Bankruptcy Code (the “Prior Term Facility”) and our then-existing asset based revolving loan facility, to pay fees and expenses in connection with the refinancing and for general corporate purposes.

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

Senior Term Credit Facility

On February 1, 2011, we completed the refinancing of our term loan facility established in connection with the Merger, which, at that time, had an aggregate amount outstanding of $680 million, with a new amended and restated credit agreement, together with the amended ABL Revolving Credit Facility, the “Secured Credit Facilities”) at a lower interest rate. The Term Loan reduces scheduled principal amortizations to approximately $7 million per year, contains a one-year soft call protection of 1% on refinancing but none on other voluntary prepayments, and has the same financial, negative (other than a more favorable ability to repurchase other indebtedness) and affirmative covenants and events of default as the former term loan facility.

The Term Loan was issued at par with a maturity date of June 17, 2016. Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Among other things, the Term Loan provides for interest on the Term Loan at a rate per annum equal to, at our option, the LIBO rate (adjusted for statutory reserves) subject to a 1.00% floor plus a margin equal to 4.00%, or an alternate base rate plus a margin equal to 3.00%.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we and our domestic subsidiaries have guaranteed our respective obligations under the Term Loan and related loan documents and have pledged substantially all of our respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

We incurred approximately $9 million of fees during the Fiscal 2011 Quarter in connection with the Term Loan. The fees are classified as Debt issuance costs within the Condensed Consolidated Statements of Financial Position (Unaudited) included in this Quarterly Report on Form 10-Q and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. We recorded cash charges of approximately $7 million and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling approximately $24 million as an adjustment to increase interest expense during the Fiscal 2011 Nine Months in connection with the refinancing of the term loan facility established in connection with the Merger. In connection with voluntary prepayments of $90 million of term debt during the Fiscal 2011 Nine Months, we recorded cash charges of approximately $1 million and accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs totaling approximately $4 million as an adjustment to increase interest expense.

At July 3, 2011, we were in compliance with all covenants under the Senior Credit Agreement.

On July 27, 2011, we announced a voluntary prepayment of $40 million on our Term Loan.

9.5% Notes

At both July 3, 2011 and September 30, 2010, we had outstanding principal of $750 million under the 9.5% Notes maturing June 15, 2018.

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

At July 3, 2011, we were in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.

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

We may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes (the “2019 Indenture”) require us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

At July 3, 2011 and September 30, 2010, we had outstanding principal of $245 million under the 12% Notes, including PIK interest of $27 million added during Fiscal 2010.

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

At July 3, 2011, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, we are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 indentures being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in our ability to make significant acquisitions or incur significant additional senior debt beyond the Senior Credit Facilities. We do not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

ABL Revolving Credit Facility

On April 21, 2011 we amended our ABL Revolving Credit Facility. The amended facility carries an interest rate, at our option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBO rate (the “Eurodollar Rate”) plus currently 2.25% per annum. No amortization is required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility is scheduled to mature on April 21, 2016.

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

The Revolving Loans may be drawn, repaid and re-borrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements, restructuring costs, and other general corporate purposes.

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

During Fiscal 2010 we recorded $10 million of fees in connection with the ABL Revolving Credit Facility. During the Fiscal 2011 Quarter and the Fiscal 2011 Nine Months, we recorded $2 million of fees in connection with the amendment. The fees are classified as Debt issuance costs within the Condensed Consolidated Statements of Financial Position (Unaudited) included in this Quarterly Report on Form 10-Q and are amortized as an adjustment to interest expense over the remaining life of the ABL Revolving Credit Facility.

As a result of borrowings and payments under the ABL Revolving Credit Facility at July 3, 2011, we had aggregate borrowing availability of approximately $147 million, net of lender reserves of $49 million and had outstanding letters of credit of $24 million.

At July 3, 2011, we were in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $71 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless we elect to make such payments in cash. Effective with the payment date of February 28, 2011, we elected to make the semi-annual interest payment scheduled for August 28, 2011 in cash. Thereafter, we may make the semi-annual interest payments on the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at July 3, 2011, we estimate annual interest payments of approximately $35 million in the aggregate would be required under our Senior Credit Facilities assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Revolving Credit Facility.

Equity Financing Activities

During the Fiscal 2011 Nine Months, we granted approximately 1.6 million shares of restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $46 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

During the Fiscal 2011 Quarter, we filed a registration statement related to approximately 1.2 million additional shares of our common stock to be sold to the public. No shares had been sold by quarter end. Subsequent to the period ended July 3, 2011, we received net proceeds of approximately $30 million after underwriting discounts and estimated expenses. We expect to use the net proceeds of the sale of common shares it is offering for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, the expansion of its business and acquisitions.

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

A discussion of our accounting policies for derivative financial instruments is included in Note 7, Derivative Financial Instruments, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

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

At July 3, 2011, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $0.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.1 million.

At July 3, 2011, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $49.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $19.6 million.

At July 3, 2011, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2.4 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.7 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. In July 2011, the parties reached a full and final settlement of this matter and the case has been dismissed.

Applica Consumer Products, Inc. (“Applica”), a wholly-owned subsidiary of the Company, is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by that subsidiary over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers distributed by it prior to 1979. The Company believes that these actions are without merit and intends to vigorously defend the action, but may be unable to resolve the disputes successfully without incurring significant expenses. As of the date of this Quarterly Report on Form 10-Q, the Company cannot estimate any possible losses. At this time, the Company does not believe it has coverage under its insurance policies for the asbestos lawsuits.

The Company is a defendant in various matters of litigation generally arising out of the ordinary course of business.

Item A. Risk Factors

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of July 3, 2011 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We expect to incur one-time costs of approximately $14 million in Fiscal 2012 in connection with integrating the operations, products and personnel of Spectrum Brands and Russell Hobbs into a combined company, in addition to costs related directly to completing the Merger described below. These costs may include costs for:

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

We have, and we expect to continue to have, a significant amount of indebtedness. As of July 3, 2011, we had total indebtedness under our Senior Credit Facilities and 9.5% Notes (together the “Senior Secured Facilities”), the 12% Notes and other debt of approximately $1.7 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s $350 million 10.625% Senior Secured Notes due 2015. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 12% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer or obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See “Risks Related to SB Holdings’ Common Stock—The Harbinger Parties and HRG will exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.”

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

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (SB Holdings’ first fiscal quarter). Sales of our small electric appliances peak from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first nine months of the calendar year (SB Holdings’ second and third fiscal quarters). As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 40% of our net sales for the Fiscal 2011 Quarter were from customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

At July 3, 2011, we are estimating that at September 30, 2011 we will have U.S. federal and state net operating loss carryforwards of approximately $1,156 million and $1,006 million, respectively. These net operating loss carryforwards expire through years ending in 2032. As of July 3, 2011, our management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $299 million of our federal and $463 million of our state net operating losses will expire unused due to the limitation in Section 382 of the IRC.

As a consequence of the Salton-Applica Merger, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ loss carryforwards is also subject to limitations imposed by Section 382 of the IRC. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Our analysis to determine what portion of Russell Hobbs’ carryforwards are restricted or eliminated by that provision is ongoing and, pursuant to such analysis, we expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future. The Russell Hobbs’ net operating loss carryforwards are subject to a full valuation allowance at July 3, 2011.

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

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 25% of our consolidated net sales for Fiscal 2011 Quarter. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2011 Quarter, approximately 40% of our net sales and 42% of our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

We license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. Sales of Black & Decker branded products represented approximately 11% of our total consolidated revenue in the Fiscal 2011 Quarter. In July 2011, BDC extended the license agreement through December 2015. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.

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

Date: August 11, 2011	SPECTRUM BRANDS, INC.

	By:	/S/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Amendment and Consent and Amended and Restated Credit Agreement, dated as of February 1, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on February 11, 2011).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.15	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.18	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Second Amendment to Loan and Security Agreement, dated as of March 4, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.20	Third Amendment to Loan and Security Agreement, dated as of April 21, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.21	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.22	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.24	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.26	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.27	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.28	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.29	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.30	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.31	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.32	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.33	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.34	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.35	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.36	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.37	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.38	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.39	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.40	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.41	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.42	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.43	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.44	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.45	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.46	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.47	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.48	Separation Agreement, dated as of March 2, 2011, by and between Spectrum Brands, Inc. and John T. Wilson (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2011).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”