Form 10-Q
period 2012-01-01
Spectrum Brands, Inc.
filed 2012-02-03
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED January 1, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Consolidated Statements of Financial Position

January 1, 2012 and September 30, 2011

(Unaudited)

(Amounts in thousands)

	Successor Company
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$55,592	$142,414
Receivables:
Trade accounts receivable, net of allowances of $16,302 and $14,128, respectively	362,253	356,605
Other	47,007	33,235
Inventories	482,292	434,630
Deferred income taxes	24,490	28,170
Prepaid expenses and other	54,796	48,792

Total current assets	1,026,430	1,043,846
Property, plant and equipment, net of accumulated depreciation of $112,761 and $107,357, respectively	204,001	206,389
Deferred charges and other	37,955	36,824
Goodwill	690,283	610,338
Intangible assets, net	1,759,216	1,683,909
Debt issuance costs	43,291	40,957

Total assets	$3,761,176	$3,622,263

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$23,356	$41,090
Accounts payable	293,204	323,171
Accrued liabilities:
Wages and benefits	42,972	70,945
Income taxes payable	27,741	31,606
Accrued interest	21,066	30,467
Other	128,632	134,565

Total current liabilities	536,971	631,844
Long-term debt, net of current maturities	1,756,103	1,535,522
Employee benefit obligations, net of current portion	80,680	83,802
Deferred income taxes	362,510	337,336
Other	34,742	44,637

Total liabilities	2,771,006	2,633,141
Commitments and contingencies
Shareholders’ equity:
Other capital	1,339,117	1,338,734
Accumulated deficit	(321,996)	(335,166)
Accumulated other comprehensive loss	(26,951)	(14,446)

Total shareholders’ equity	990,170	989,122

Total liabilities and shareholders’ equity	$3,761,176	$3,622,263

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended January 1, 2012 and January 2, 2011

(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED
	2012	2011
Net sales	$848,771	$861,067
Cost of goods sold	560,140	561,234
Restructuring and related charges	4,605	594

Gross profit	284,026	299,239
Selling	131,759	140,220
General and administrative	50,430	60,745
Research and development	7,235	7,567
Acquisition and integration related charges	7,600	16,455
Restructuring and related charges	3,120	4,971

Total operating expenses	200,144	229,958

Operating income	83,882	69,281
Interest expense	41,209	53,095
Other expense, net	2,193	889

Income from continuing operations before income taxes	40,480	15,297
Income tax expense	27,310	35,043

Net income (loss)	$13,170	$(19,746)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 1, 2012 and January 2, 2011

(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED
	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,170	$(19,746)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	9,248	12,392
Amortization of intangibles	14,628	14,319
Amortization of unearned restricted stock compensation	4,307	5,554
Amortization of debt issuance costs	1,686	4,411
Non-cash debt accretion	179	2,330
Other non-cash adjustments	558	3,639
Net changes in assets and liabilities, net of discontinued operations	(138,703)	(73,273)

Net cash used by operating activities of continuing operations	(94,927)	(50,374)
Net cash used by operating activities of discontinued operations	—	(252)

Net cash used by operating activities	(94,927)	(50,626)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,851)	(8,142)
Acquisition of Black Flag	(43,750)	—
Acquisition of FURminator, net of cash acquired	(139,390)	—
Acquisition of Seed Resources, net of cash acquired	—	(10,278)
Other investing activity	(100)	—

Net cash used by investing activities	(192,091)	(18,420)
Cash flows from financing activities:
Proceeds from new 9.5% Notes, including premium	217,000	—
Payment of senior credit facilities, excluding ABL revolving credit facility	(1,363)	(70,000)
Debt issuance costs	(4,020)	—
Proceeds from other debt financing	1,361	13,044
Reduction of other debt	(25,809)	(224)
ABL Revolving Credit Facility, net	11,400	43,500
Treasury stock purchases	—	(3,241)

Net cash provided (used) by financing activities	198,569	(16,921)
Effect of exchange rate changes on cash and cash equivalents	1,627	(1,596)

Net decrease in cash and cash equivalents	(86,822)	(87,563)
Cash and cash equivalents, beginning of period	142,414	170,614

Cash and cash equivalents, end of period	$55,592	$83,051

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

Unless the context indicates otherwise, the term “Company” is used to refer to both Spectrum Brands and its subsidiaries prior to the Merger and subsequent to the Merger.

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

The Company sells its products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

The Company’s global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden controls. The Company’s chief operating decision-maker manages the businesses of the Company in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric shaving and grooming, electric personal care, portable lighting and small appliances, primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s home and garden and insect control business (the “Home and Garden Business”). Management reviews the performance of the Company based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information”.

2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The condensed consolidated financial statements include the accounts of SB Holdings and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.

These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 1, 2012 and September 30, 2011, and the results of operations and the cash flows for the three month periods ended January 1, 2012 and January 2, 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer relationships and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level, with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. Accounting Standards Codification (“ASC”) Topic 350: “Intangibles-Goodwill and Other,” requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred.

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $50,319 and $51,270 for the three month periods ended January 1, 2012 and January 2, 2011, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

Concentrations of Credit Risk: Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, and generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and makes adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 24% of the Company’s Net sales during both three month periods ended January 1, 2012 and January 2, 2011. This customer also represented approximately 13% and 16% of the Company’s Trade accounts receivable, net at January 1, 2012 and September 30, 2011, respectively.

Approximately 49% of the Company’s Net sales during both the three month periods ended January 1, 2012 and January 2, 2011 occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.

In September 2009, the Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). In conjunction with the Merger, the 2009 Plan was assumed by SB Holdings. Up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan (as described in further detail below) as the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”) was approved by the shareholders of the Company on March 1, 2011.

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

On October 21, 2010, the Board adopted the 2011 Plan, which received shareholder approval at the Annual Meeting of the shareholders of the Company held on March 1, 2011. After such shareholder approval, no further awards will be granted under the 2009 Plan and the 2007 RH Plan. Up to 4,626 shares of common stock of the Company, net of cancellations, may be issued under the 2011 Plan.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Total stock compensation expense associated with restricted stock awards recognized by the Company during the three month periods ended January 1, 2012 and January 2, 2011 was $4,307, or $2,800 net of taxes, and $5,554, or $3,610 net of taxes, respectively.

The Company granted approximately 687 restricted stock units during the three month period ended January 1, 2012 all of which are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $18,457.

The Company granted approximately 1,408 shares of restricted stock units during the three month period ended January 2, 2011. Of these grants, 18 restricted stock units are time-based and vest over a three year period. The remaining 1,390 shares are restricted stock units and are performance and time-based with 640 shares vesting over a one year period and 750 shares vesting over a three year period. The total market value of the restricted shares on the date of the grant was approximately $40,549.

The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the status of the Company’s non-vested restricted stock awards and restricted stock units as of January 1, 2012 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(97)	23.19	(2,249)

Restricted stock awards at January 1, 2012	26	$28.00	$728

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock units at September 30, 2011	1,629	$28.97	$47,236
Granted	687	26.87	18,457
Forfeited	(4)	28.25	(113)
Vested	(373)	28.82	(10,749)

Restricted stock units at January 1, 2012	1,939	$28.25	$54,831

Acquisition and Integration Related Charges: Acquisition and integration related charges reflected in Operating expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited) include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with mergers and acquisitions.

The following table summarizes acquisition and integration related charges incurred by the Company during the three month periods ended January 1, 2012 and January 2, 2011 associated with the Merger:

	2012	2011
Integration costs	$2,408	$10,130
Legal and professional fees	612	2,395
Employee termination charges	609	3,752

Total	$3,629	$16,277

Additionally, the Company incurred $1,285 and $2,485 of legal, professional and integration costs associated with the acquisitions of the Black Flag and TAT trade names from Homax Group, Inc (“Black Flag”) and FURminator, Inc. (“FURminator”), respectively and $201 of other acquisition and integration related costs during the three month period ended January 1, 2012. The Company incurred $178 of legal and professional fees associated with the acquisition of Seed Resources, LLC during the three month period ended January 2, 2011. (See Note 14, Acquisitions, for information on the Black Flag and FURminator acquisitions.)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

3 COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and the components of other comprehensive income (loss), net of tax, for the three month periods ended January 1, 2012 and January 2, 2011 are as follows:

	Three Months
	2012	2011
Net income (loss)	$13,170	$(19,746)
Other comprehensive income (loss):
Foreign currency translation	(14,929)	(4,074)
Pension liability adjustments	303	—
Valuation allowance adjustments	303	643
Net unrealized gain on derivative instruments	1,818	4,179

Net change to derive comprehensive income (loss) for the period	(12,505)	748

Comprehensive income (loss)	$665	$(18,998)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the Accumulated other comprehensive income (“AOCI”) section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.

The changes in accumulated foreign currency translation for the three month periods ended January 1, 2012 and January 2, 2011 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

4 INVENTORIES

Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	January 1, 2012	September 30, 2011
Raw materials	$73,224	$59,928
Work-in-process	25,336	25,465
Finished goods	383,732	349,237

	$482,292	$434,630

5 GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2011	$268,148	$170,285	$171,905	$610,338
Additions	—	68,531	15,852	84,383
Effect of translation	(2,224)	(2,214)	—	(4,438)

Balance at January 1, 2012	$265,924	$236,602	$187,757	$690,283

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2011	$545,804	$205,491	$75,500	$826,795
Additions	—	14,000	8,000	22,000
Effect of translation	(3,792)	(4,481)	—	(8,273)

Balance at January 1, 2012	$542,012	$215,010	$83,500	$840,522

Intangible Assets Subject to Amortization
Balance at September 30, 2011, net	$481,473	$219,243	$156,398	$857,114

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Total
Additions	—	65,118	17,000	82,118
Amortization during period	(8,223)	(4,071)	(2,334)	(14,628)
Effect of translation	(3,352)	(2,558)	—	(5,910)

Balance at January 1, 2012, net	$469,898	$277,732	$171,064	$918,694

Total Intangible Assets, net at January 1, 2012	$1,011,910	$492,742	$254,564	$1,759,216

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized as a result of fresh-start reporting upon the Company’s emergence from bankruptcy during the fiscal year ended September 30, 2009, the Merger and other acquisitions. The useful life of the Company’s intangible assets subject to amortization are 4-9 years for technology assets related to the Global Pet Supplies segment, 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Home and Garden Business and Global Pet Supplies segments, 12 years for a trade name within the Global Batteries & Appliances segment and 4 years for a trade name within the Home and Garden Business segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	January 1, 2012	September 30, 2011
Technology Assets Subject to Amortization:
Gross balance	$90,923	$71,805
Accumulated amortization	(15,532)	(13,635)

Carrying value, net	$75,391	$58,170

Trade Names Subject to Amortization:
Gross balance	$149,700	$149,700
Accumulated amortization	(19,460)	(16,320)

Carrying value, net	$130,240	$133,380

Customer Relationships Subject to Amortization:
Gross balance	$795,292	$738,937
Accumulated amortization	(82,229)	(73,373)

Carrying value, net	$713,063	$665,564

Amortization expense for the three month periods ended January 1, 2012 and January 2, 2011 is as follows:

	Three Months
	2012	2011
Proprietary technology amortization	$1,897	$1,649
Customer relationships amortization	9,591	9,530
Trade names amortization	3,140	3,140

	$14,628	$14,319

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $62,700 per year.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

6 DEBT

Debt consists of the following:

	January 1, 2012		September 30, 2011
	Amount	Rate	Amount	Rate
Term Loan, U.S. Dollar, due June 17, 2016	$523,873	5.1%	$525,237	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	750,000	9.5%
12% Notes, due August 28, 2019	245,031	12.0%	245,031	12.0%
ABL Revolving Credit Facility, expiring April 21, 2016	11,400	4.5%	—	2.5%
Other notes and obligations	20,377	11.0%	44,333	6.5%
Capitalized lease obligations	24,469	6.2%	24,911	6.2%

	$1,775,150		$1,589,512
Original issuance premiums (discounts) on debt	4,309		(12,900)
Less: current maturities	23,356		41,090

Long-term debt	$1,756,103		$1,535,522

In connection with the Merger, the Company (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750,000 term loan facility; (ii) issued $750,000 in aggregate principal amount of 9.5% Notes; and (iii) entered into a $300,000 ABL Revolving Credit Facility (the “Senior Secured Facilities”).

Senior Term Credit Facility

On December 15, 2011, the Company amended its Term Loan. The aggregate incremental amount by which the Company, subject to compliance with financial covenants and certain other conditions, may increase the amount of the commitment under the Term Loan has been increased from $100,000 to $250,000. Certain covenants in respect to indebtedness and liens were amended to provide for dollar limits more favorable to the Company and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed the respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

In connection with the amendment, the Company recorded $557 of fees in connection with the Term loan during the three month period ended January 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the amendment, the Company also recorded cash charges of $501 as an increase to interest expense during the three month period ended January 1, 2012.

9.5% Notes

On November 2, 2011, the Company offered $200,000 aggregate principal amount of 9.5% Notes at a price of 108.50% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes that were already outstanding. The additional notes are guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of the Company’s and the guarantors assets. The additional notes will vote together with the existing 9.5% Notes.

The indenture governing the 9.5% Notes (the “2018 Indenture”) contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2018 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2018 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 9.5% Notes. If any other event of default under the 2018 Indenture occurs and is continuing, the trustee for the 2018 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 9.5% Notes may declare the acceleration of the amounts due under those notes.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company recorded $3,463 of fees in connection with the offering of the 9.5% Notes during the three month period ended January 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

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

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2019 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

ABL Revolving Credit Facility

The ABL Revolving Credit Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent. The ABL Revolving Credit Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for our working capital requirements, restructuring costs, and other general corporate purposes.

The ABL Revolving Credit Facility carries an interest rate, at our option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBOR rate plus currently 2.25% per annum. No principal amortizations are required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility will mature on June 16, 2014. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

As a result of borrowings and payments under the ABL Revolving Credit Facility, at January 1, 2012, the Company had aggregate borrowing availability of approximately $133,412, net of lender reserves of $38,934 and outstanding letters of credit of $28,804.

7 DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are reported at fair value in the Condensed Consolidated Statements of Financial Position (unaudited). When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Fair Value of Derivative Instruments

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”).

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		January 1, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$9	$274
Foreign exchange contracts	Receivables—Other	5,231	3,189
Foreign exchange contracts	Deferred charges and other	205	—

Total asset derivatives designated as hedging instruments under ASC 815		$5,445	$3,463

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	174	—

Total asset derivatives		$5,619	$3,463

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		January 1, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$331	$1,246
Interest rate contracts	Accrued interest	662	708
Commodity contracts	Accounts payable	1,353	1,228
Commodity contracts	Other long term liabilities	13	4
Foreign exchange contracts	Accounts payable	2,389	2,698

Total liability derivatives designated as hedging instruments under ASC 815		$4,748	$5,884

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	5,416	10,945
Foreign exchange contracts	Other long term liabilities	6,950	12,036

Total liability derivatives		$17,114	$28,865

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the pretax impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended January 1, 2012:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(745)	Cost of goods sold	$(366)	Cost of goods sold	$(19)
Interest rate contracts	(21)	Interest expense	(659)	Interest expense	—
Foreign exchange contracts	(129)	Net sales	(122)	Net sales	—
Foreign exchange contracts	1,308	Cost of goods sold	(1,255)	Cost of goods sold	—

Total	$413		$(2,402)		$(19)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended January 2, 2011, pretax:

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

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended January 1, 2012 and January 2, 2011, the Company recognized the following gains on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2012	2011
Foreign exchange contracts	7,245	9,058	Other expense, net

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $95 and $18 at January 1, 2012 and September 30, 2011, respectively.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At January 1, 2012 and September 30, 2011, the Company had posted cash collateral of $1,692 and $418, respectively, related to such liability positions. In addition, at both January 1, 2012 and September 30, 2011, the Company had posted standby letters of credit of $2,000 related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At both January 1, 2012 and September 30, 2011, the Company had a portfolio of U.S. dollar-denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $200,000 to January 9, 2012 and 2.29% for a notional principal amount of $300,000 to February 9, 2012. The derivative net loss on these contracts recorded in AOCI by the Company at January 1, 2012 was $(149), net of tax benefit of $92. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2011 was $(545), net of tax benefit of $334. At January 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(149), net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At January 1, 2012 the Company had a series of foreign exchange derivative contracts outstanding through March 2013 with a contract value of $191,266. At September 30, 2011 the Company had a series of foreign exchange derivative contracts outstanding through September 2012 with a contract value of $223,417. The derivative net gain on these contracts recorded in AOCI by the Company at January 1, 2012 was $2,247, net of tax expense of $800. The derivative gain on these contracts recorded in AOCI by the Company at September 30, 2011 was $343, net of tax expense of $148. At January 1, 2012, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $2,099, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At January 1, 2012 the Company had a series of such swap contracts outstanding through March 2013 for 7 tons with a contract value of $14,761. At September 30, 2011 the Company had a series of such swap contracts outstanding through December 2012 for 9 tons with a contract value of $18,858. The derivative net loss on these contracts recorded in AOCI by the Company at January 1, 2012 was $(848), net of tax benefit of $442. The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2011 was $(599), net of tax benefit of $312. At January 1, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $(840), net of tax.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 1, 2012 and September 30, 2011, the Company had $179,324 and $265,974, respectively, of notional value for such foreign exchange derivative contracts outstanding.

8 FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820: “Fair Value Measurements and Disclosures,” (“ASC 820”) establishes a framework for measuring fair value that requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

The Company’s net derivative portfolio as of January 1, 2012, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of January 1, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts, net	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities:
Interest rate contracts	$—	$(993)	$—	$(993)
Commodity contracts, net	—	(1,357)	—	(1,357)
Foreign exchange contracts, net	—	(9,145)	—	(9,145)

Total Liabilities	$—	$(11,495)	$—	$(11,495)

The Company’s net derivative portfolio as of September 30, 2011, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of September 30, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Total Assets	$—	$—	$—	$—

Liabilities:
Interest rate contracts	$—	$(1,954)	$—	$(1,954)
Commodity contracts	—	(958)	—	(958)
Foreign exchange contracts, net	—	(22,490)	—	(22,490)

Total Liabilities	$—	$(25,402)	$—	$(25,402)

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

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	January 1, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,779,459)	$(1,856,672)	$(1,576,612)	$(1,660,528)
Interest rate swap agreements	(993)	(993)	(1,954)	(1,954)
Commodity swap and option agreements	(1,357)	(1,357)	(958)	(958)
Foreign exchange forward agreements	(9,145)	(9,145)	(22,490)	(22,490)

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

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits over the next 10 succeeding years of service after reaching age 45 and remain eligible until reaching age 65. The plan is contributory and, accordingly, retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. This plan is unfunded.

Under the Tetra U.S. postretirement plan, the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually and contains other cost-sharing features such as deductibles, coinsurance and copayments.

The Company’s results of operations for the three month periods ended January 1, 2012 and January 2, 2011 reflect the following pension and deferred compensation benefit costs:

Components of net periodic pension and other deferred compensation benefit costs	Three Months
	2012	2011
Service cost	$543	$781
Interest cost	1,926	2,557
Expected return on assets	(1,276)	(1,965)
Recognized net actuarial loss	23	97
Employee contributions	(46)	(129)

Net periodic benefit cost	$1,170	$1,341

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service (“IRS”) defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three month periods ended January 1, 2012 and January 2, 2011 were as follows:

	Three Months
Pension and deferred compensation contributions	2012	2011
Contributions made during period	$824	$914

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month periods ended January 1, 2012 and January 2, 2011were $576 and $1,411, respectively.

10 INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal years ended September 30, 2007 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2007 and prior are subject to IRS examination until the year that such net operating loss carryforwards are utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2008, 2009, 2010 and 2011 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

11 SEGMENT RESULTS

The Company manages its business in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) the Home and Garden Business.

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

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, interest expense, interest income and income tax expense. Corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plan costs which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

Segment information for the three month periods ended January 1, 2012 and January 2, 2011 is as follows:

	Three Months
	2012	2011
Net sales to external customers
Global Batteries & Appliances	$689,181	$696,572
Global Pet Supplies	134,938	137,045
Home and Garden Business	24,652	27,450

Total segments	$848,771	$861,067

	Three Months
	2012	2011
Segment profit (loss)
Global Batteries & Appliances	$98,206	$93,299
Global Pet Supplies	16,060	16,239
Home and Garden Business	(5,919)	(6,831)

Total segments	108,347	102,707
Corporate expense	9,140	11,406
Acquisition and integration related charges	7,600	16,455
Restructuring and related charges	7,725	5,565
Interest expense	41,209	53,095
Other expense, net	2,193	889

Income from continuing operations before income taxes	$40,480	$15,297

	January 1, 2012	September 30, 2011
Segment total assets
Global Batteries & Appliances	$2,204,544	$2,275,076
Global Pet Supplies	976,281	828,202
Home and Garden Business	529,480	476,381

Total segments	3,710,305	3,579,659
Corporate	50,871	42,604

Total assets at period end	$3,761,176	$3,622,263

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

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

The following table summarizes restructuring and related charges (credits) incurred by segment for the three month periods ended January 1, 2012 and January 2, 2011:

	Three Months
	2012	2011
Cost of goods sold:
Global Batteries & Appliances	$3,020	$(150)
Global Pet Supplies	1,585	744

Total restructuring and related charges in cost of goods sold	4,605	594

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

	Three Months
	2012	2011
Operating expense:
Global Batteries & Appliances	877	25
Home and Garden Business	344	650
Global Pet Supplies	1,290	2,302
Corporate	609	1,994

Total restructuring and related charges in operating expense	3,120	4,971

Total restructuring and related charges	$7,725	$5,565

Global Cost Reduction Initiatives Summary

In the fiscal year ended September 30, 2009, Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure prior to its bankruptcy filing. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $86,000.

The Company recorded $7,129 and $3,729 of pretax restructuring and related charges during the three month periods ended January 1, 2012 and January 2, 2011, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the three month period ended January 1, 2012:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2011	$8,795	$3,021	$11,816
Provisions	192	195	387
Cash expenditures	(3,667)	(480)	(4,147)
Non-cash items	128	(387)	(259)

Accrual balance at January 1, 2012	$5,448	$2,349	$7,797

Expensed as incurred (A)	$3,359	$3,383	$6,742

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the three month period ended January 1, 2012, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the three month period ended January 1, 2012	$3,910	$2,875	$344	$—	$7,129
Restructuring and related charges since initiative inception	$17,077	$29,737	$17,052	$7,591	$71,457
Total future restructuring and related charges expected	$38	$11,600	$2,537	$—	$14,175

In connection with other restructuring efforts, the Company recorded $596 and $1,836 of pretax restructuring and related charges during the three month periods ended January 1, 2012 and January 2, 2011, respectively.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

13 COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $8,011, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

14 ACQUISITIONS

Black Flag

On October 31, 2011, the Company completed the $43,750 cash acquisition of Black Flag from The Homax Group, Inc., a portfolio company of Olympus Partners. The Black Flag and TAT product lines consist of liquids, aerosols, baits and traps that control ants, spiders, wasps, bedbugs, fleas, flies, roaches, yellow jackets and other insects. This acquisition was not significant individually. In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

The results of Black Flag’s operations since October 31, 2011 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Home and Garden Business segment.

Purchase Price Allocation

The total purchase price for Black Flag was allocated to the net tangible and identifiable intangible assets based upon their fair values at October 31, 2011 as set forth below. The excess of the purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill. The preliminary purchase price allocation for Black Flag is as follows:

Inventory	$2,509
Property, plant and equipment	301
Intangible assets	25,000
Goodwill	15,852
Other assets	88

Total assets acquired	$43,750

ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a valuation of the acquired assets of Black Flag at October 31, 2011. Significant adjustments as a result of the purchase price allocation are summarized as follows:

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $25,000 as of October 31, 2011. A summary of the significant key inputs is as follows:

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 40% and amounts were discounted using a rate of 13.5%. The customer relationships were valued at $17,000 under this approach and will be amortized over 20 years.

•

The Company valued trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including other similar trademark licensing and transaction agreements and the relative profitability and perceived

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names were in the range of 2-4% of expected net sales related to the respective trade name. The Company anticipates using the trade names for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trade names, Net sales for the trade names were estimated to grow at a rate of (15)%-8% annually with a terminal year growth rate of 3%. Income taxes were estimated at 40% and amounts were discounted using a rate of 13.5%. Trade names were valued at $8,000 under this approach.

The Company’s estimates and assumptions for Black Flag are subject to change as the Company obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters and residual goodwill.

FURminator

On December 22, 2011, the Company completed the $141,745 cash acquisition of FURminator from HKW Capital Partners III, L.P. FURminator is a leading worldwide provider of branded and patented pet deshedding products. This acquisition was not significant individually. In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting.

The results of FURminator operations since December 22, 2011 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Global Pet Supplies business segment.

Purchase Price Allocation

The total purchase price for FURminator was allocated to the net tangible and identifiable intangible assets based upon their fair values at December 22, 2011 as set forth below. The excess of the purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill. The preliminary purchase price allocation for FURminator is as follows:

Current assets	$9,240
Property, plant and equipment	648
Intangible assets	79,000
Goodwill	68,531

Total assets acquired	$157,419
Current liabilities	758
Long-term liabilities	14,916

Total liabilities assumed	$15,674

Net assets acquired	$141,745

ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Accordingly, the Company performed a valuation of the assets and liabilities of FURminator at December 22, 2011. Significant adjustments as a result of the purchase price allocation are summarized as follows:

•

Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $79,000 as of December 22, 2011. A summary of the significant key inputs is as follows:

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an expected growth rate of 3%. The Company assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 40% and amounts were discounted using a rate of 14%. The customer relationships were valued at $46,000 under this approach and will be amortized over 20 years.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

•

The Company valued trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names were in the range of 4-5% of expected net sales related to the respective trade name. The Company anticipates using the trade names for an indefinite period as demonstrated by the sustained use of each subject trade name. In estimating the fair value of the trade names, Net sales for the trade names were estimated to grow at a rate of 2%-12% annually with a terminal year growth rate of 3%. Income taxes were estimated at 40% and amounts were discounted using a rate of 14%. Trade names were valued at $14,000 under this approach.

•

The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates used in the determination of the fair values of technologies were 10-12% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents, which is approximately 9 years. In estimating the fair value of the technologies, net sales were estimated to grow at a rate of 2%-12% annually. Income taxes were estimated at 40% and amounts were discounted using the rate of 14%. The technology assets were valued at $19,000 under this approach.

The Company’s estimates and assumptions for FURminator are subject to change as the Company obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

15 NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amended accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between GAAP and International Financial Reporting Standards. This amended guidance is effective for the Company beginning in the second quarter of its fiscal year ending September 30, 2012. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.

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

Testing for Goodwill Impairment

During September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and any interim goodwill impairment tests performed for the fiscal year beginning October 1, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

(Amounts in thousands, except per share figures)

16 CONSOLIDATING FINANCIAL STATEMENTS

On August 28, 2009, Spectrum Brands, with its domestic subsidiaries as guarantors, issued the 12% Notes under the 2019 Indenture for the benefit of holders of allowed claims with respect to the Predecessor Company’s then-existing senior subordinated notes. In connection with the combination with Russell Hobbs, Spectrum Brands, with its domestic subsidiaries and SB/RH Holdings, LLC as guarantors, issued the 9.5% Notes under the 2018 Indenture. (See Note 6, Debt, for further information on the 12% Notes and the 2019 Indenture and the 9.5% Notes under the 2018 Indenture.)

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

January 1, 2012

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$549	$5,940	$49,103	$—	$55,592
Receivables:
Trade accounts receivables, net of allowances	40,441	76,336	245,476	—	362,253
Intercompany receivables	802,432	948,528	400,309	(2,149,796)	1,473
Other	3,843	5,097	36,594	—	45,534
Inventories	74,083	226,913	185,958	(4,662)	482,292
Deferred income taxes	(7,909)	23,680	7,976	743	24,490
Prepaid expenses and other	20,362	10,019	24,415	—	54,796

Total current assets	933,801	1,296,513	949,831	(2,153,715)	1,026,430
Property, plant and equipment, net	57,452	45,310	101,239	—	204,001
Long term intercompany receivables	139,077	129,970	110,651	(379,698)	—
Deferred charges and other	12,886	5,192	19,877	—	37,955
Goodwill	67,722	438,864	183,697	—	690,283
Intangible assets, net	522,799	809,744	426,673	—	1,759,216
Debt issuance costs	43,291	—	—	—	43,291
Investments in subsidiaries	2,218,106	1,067,292	—	(3,285,398)	—

Total assets	$3,995,134	$3,792,885	$1,791,968	$(5,818,811)	$3,761,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,585	$1,667	$16,104	$—	$23,356
Accounts payable	1,410,529	534,268	245,315	(1,896,908)	293,204
Accrued liabilities:
Wages and benefits	8,550	5,894	28,528	—	42,972
Income taxes payable	386	(27)	27,382	—	27,741
Accrued interest	21,018	—	48	—	21,066
Other	20,174	40,195	68,263	—	128,632

Total current liabilities	1,466,242	581,997	385,640	(1,896,908)	536,971
Long-term debt, net of current maturities	1,731,008	473,132	184,543	(632,580)	1,756,103
Employee benefit obligations, net of current portion	17,485	7,187	56,008	—	80,680
Deferred income taxes	98,109	184,251	80,150	—	362,510
Other	15,995	412	18,335	—	34,742

Total liabilities	3,328,839	1,246,979	724,676	(2,529,488)	2,771,006
Shareholders’ equity:
Other equity	1,339,119	1,834,602	980,167	(2,814,771)	1,339,117
Accumulated deficit (retained earnings)	(559,943)	813,116	94,701	(669,870)	(321,996)
Accumulated other comprehensive income (deficit)	(112,881)	(101,812)	(7,576)	195,318	(26,951)

Total shareholders’ equity (deficit)	666,295	2,545,906	1,067,292	(3,289,323)	990,170

Total liabilities and shareholders’ equity	$3,995,134	$3,792,885	$1,791,968	$(5,818,811)	$3,761,176

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

September 30, 2011

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$49	$8,789	$133,576	$—	$142,414
Receivables:
Trade accounts receivables, net of allowances	64,832	115,440	176,333	—	356,605
Intercompany receivables	550,640	907,730	392,044	(1,854,857)	(4,443)
Other	2,144	5,527	30,007	—	37,678
Inventories	75,652	179,506	183,640	(4,168)	434,630
Deferred income taxes	(7,285)	26,436	8,037	982	28,170
Prepaid expenses and other	18,286	4,538	25,968	—	48,792

Total current assets	704,318	1,247,966	949,605	(1,858,043)	1,043,846
Property, plant and equipment, net	57,669	43,808	104,912	—	206,389
Long term intercompany receivables	136,709	134,313	127,175	(398,197)	—
Deferred charges and other	11,364	4,725	20,735	—	36,824
Goodwill	67,722	354,481	188,135	—	610,338
Intangible assets, net	525,409	714,710	443,790	—	1,683,909
Debt issuance costs	40,957	—	—	—	40,957
Investments in subsidiaries	2,330,632	1,022,634	—	(3,353,266)	—

Total assets	$3,874,780	$3,522,637	$1,834,352	$(5,609,506)	$3,622,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$30,585	$1,036	$9,469	$—	$41,090
Accounts payable	1,338,536	455,696	283,669	(1,754,730)	323,171
Accrued liabilities:
Wages and benefits	20,377	13,396	37,172	—	70,945
Income taxes payable	366	(21)	31,261	—	31,606
Accrued interest	30,361	—	106	—	30,467
Other	20,661	45,827	68,077	—	134,565

Total current liabilities	1,440,886	515,934	429,754	(1,754,730)	631,844
Long-term debt, net of current maturities	1,503,990	307,087	222,753	(498,308)	1,535,522
Employee benefit obligations, net of current portion	17,408	7,301	59,093	—	83,802
Deferred income taxes	86,248	169,838	81,250	—	337,336
Other	22,205	3,564	18,868	—	44,637

Total liabilities	3,070,737	1,003,724	811,718	(2,253,038)	2,633,141
Shareholders’ equity:
Other equity	1,338,735	1,693,632	980,167	(2,673,800)	1,338,734
Accumulated deficit (retained earnings)	(426,165)	922,638	37,719	(869,358)	(335,166)
Accumulated other comprehensive income (deficit)	(108,527)	(97,357)	4,748	186,690	(14,446)

Total shareholders’ equity (deficit)	804,043	2,518,913	1,022,634	(3,356,468)	989,122

Total liabilities and shareholders’ equity	$3,874,780	$3,522,637	$1,834,352	$(5,609,506)	$3,622,263

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended January 1, 2012

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$201,998	$255,544	$430,978	$(39,749)	$848,771
Cost of goods sold	143,039	191,008	265,072	(38,979)	560,140
Restructuring and related charges	—	1,585	3,020	—	4,605

Gross profit	58,959	62,951	162,886	(770)	284,026
Operating expenses:
Selling	20,080	34,344	77,568	(233)	131,759
General and administrative	14,440	16,087	19,903	—	50,430
Research and development	3,991	2,260	984	—	7,235
Acquisition and integration related charges	5,322	1,652	626	—	7,600
Restructuring and related charges	796	1,444	880	—	3,120

	44,629	55,787	99,961	(233)	200,144
Operating income (loss)	14,330	7,164	62,925	(537)	83,882
Interest expense	36,471	1,195	3,545	(2)	41,209
Other (income) expense, net	(47,521)	(37,816)	1,231	86,299	2,193

Income from continuing operations before income taxes	25,380	43,785	58,149	(86,834)	40,480
Income tax expense (benefit)	11,491	2,738	12,842	239	27,310

Net income (loss)	$13,889	$41,047	$45,307	$(87,073)	$13,170

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended January 1, 2012

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	(11,717)	205,319	43,220	(331,749)	(94,927)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,017)	(2,825)	(3,009)	—	(8,851)
Acquisition of Black Flag	—	(43,750)	—	—	(43,750)
Acquisition of FURminator, net of cash	—	(139,390)	—	—	(139,390)
Other investing activity	—	(114)	14	—	(100)

Net cash used by investing activities	(3,017)	(186,079)	(2,995)	—	(192,091)
Cash flows from financing activities:
Proceeds from new 9.5% Notes, net of premium	217,000	—	—	—	217,000
Payment of Senior Credit Facilities	(1,363)	—	—	—	(1,363)
Debt issuance costs	(4,020)	—	—	—	(4,020)
ABL Revolving Credit Facility, net	11,400	—	—	—	11,400
Reduction of other debt	(25,000)	—	(809)	—	(25,809)
Proceeds from debt financing	—	—	1,361	—	1,361
Proceeds from (advances related to) intercompany transactions	(182,783)	(22,089)	(126,877)	331,749	—

Net cash provided (used) by financing activities	15,234	(22,089)	(126,325)	331,749	198,569
Effect of exchange rate changes on cash and cash equivalents	—	—	1,627	—	1,627

Net increase in cash and cash equivalents	500	(2,849)	(84,473)	—	(86,822)
Cash and cash equivalents, beginning of period	49	8,789	133,576	—	142,414

Cash and cash equivalents, end of period	$549	$5,940	$49,103	$—	$55,592

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

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer Spectrum Brands and its subsidiaries subsequent to the Merger and prior to the Merger.

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

We sell our products in approximately 130 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator and various other brands.

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; pet supplies; home and garden control products; electric shaving and grooming products; small appliances; electric personal care products; and portable lighting. Our chief operating decision-maker manages the businesses in three vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, portable lighting and small appliances, primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information” of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited).

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

Results of Operations

Fiscal Quarter Ended January 1, 2012 Compared to Fiscal Quarter Ended January 2, 2011

In this Quarterly Report on Form 10-Q we refer to the three months ended January 1, 2012 as the “Fiscal 2012 Quarter,” and the three month period ended January 2, 2011 as the “Fiscal 2011 Quarter.”

Net Sales. Net sales for the Fiscal 2012 Quarter decreased to $849 million from $861 million in the Fiscal 2011 Quarter, a 1% decrease. The following table details the principal components of the change in net sales from the Fiscal 2011 Quarter to the Fiscal 2012 Quarter (in millions):

Net Sales
Fiscal 2011 Quarter Net Sales	$861
Increase in small appliances	2
Increase in electric personal care products	1
Decrease in electric shaving and grooming products	(1)
Decrease in consumer batteries	(1)
Decrease in portable lighting products	(2)
Decrease in pet supplies	(2)
Decrease in home and garden control products	(3)
Foreign currency impact, net	(6)

Fiscal 2012 Quarter Net Sales	$849

Consolidated net sales by product line for the Fiscal 2012 Quarter and the Fiscal 2011 Quarter are as follows (in millions):

	Fiscal Quarter
	2012	2011
Product line net sales
Consumer batteries	244	248
Small appliances	243	243
Pet supplies	135	137
Electric shaving and grooming products	96	98
Electric personal care products	82	82
Home and garden control products	25	27
Portable lighting products	24	26

Total net sales to external customers	$849	$861

Global consumer battery sales decreased $4 million, or 2%, during the Fiscal 2012 Quarter primarily driven by decreases in North America and Latin America sales of $3 million and $6 million, respectively, which were tempered by increased European sales of $8 million. Foreign exchange negatively impacted consumer battery sales by $3 million. The decreases within North America were driven by timing of holiday shipments which resulted in higher sales recognized during the fourth quarter of our fiscal year ended September 30, 2011 (“Fiscal 2011”), which was slightly offset by sales gains due to expanded product offerings in our specialty batteries category. Declines within Latin America were attributable to the non-recurrence of promotions which occurred in the Fiscal 2011 Quarter, while the strong European sales resulted from continued customer gains in the region.

Small appliances sales were flat during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter. We did experience a $2 million increase in sales in both North America and Latin America driven by the successful introduction of new products at a major customer. These increases were offset by decreased European sales of $2 million and negative foreign exchange impacts of $2 million. European sales decreased as a result of our efforts to exit lower margin brands.

Pet supply sales decreased $2 million, or 1%, during the Fiscal 2012 Quarter resulting from lower European aquatics and companion animal sales, which were partially offset by increases within North American aquatics sales.

During the Fiscal 2012 Quarter, electric shaving and grooming product sales decreased $2 million, or 2%. Although successful new product launches increased sales in North America and Europe, overall we experienced declines due to the elimination of lower margin North American promotions.

Electric personal care sales were flat for the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter; however, North American and Latin American sales increased by $3 million and $2 million, respectively. These increases were offset by decreased European sales of $4 million and unfavorable foreign exchange impacts of $1 million. The increases in North America and Latin America were driven by successful new product launches and distribution gains whereas the decreases in Europe were a result of declines within the women’s hair care category.

Home and garden control product sales decreased $2 million, or 7%, during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter. The decrease in sales was driven by our retail customers’ inventory management.

Portable lighting sales decreased $2 million during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, which was driven by decreased European sales of $1 million resulting from the non-recurrence of successful promotions during the Fiscal 2011 Quarter, coupled with a slight decrease in Latin American sales.

Gross Profit. Gross profit for the Fiscal 2012 Quarter was $284 million versus $299 million for the Fiscal 2011 Quarter. Our gross profit margin for the Fiscal 2012 Quarter decreased to 33.5% from 34.8% in the Fiscal 2011 Quarter. The decrease in gross profit is due to a $12 million decrease in sales coupled with a $4 million increase in restructuring and related charges included in cost of goods sold due to our announced closure of a zinc carbon battery manufacturing facility in Colombia.

Operating Expense. Operating expenses for the Fiscal 2012 Quarter totaled $200 million versus $230 million for the Fiscal 2011 Quarter representing a decrease of $30 million. The decrease in operating expenses during the Fiscal 2012 Quarter is primarily attributable to synergies being recognized subsequent to the Merger and savings from our global cost reduction initiatives coupled with decreases in Acquisition and integration related charges and Restructuring and related charges of $9 million and $2 million, respectively.

Segment Results. As discussed above, we manage our business in three reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; and (iii) our Home and Garden Business.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, interest expense, interest income and income tax expense. Corporate expenses primarily include general and administrative expenses and global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to our operating segments.

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

Adjusted EBITDA is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

Below is a reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA by segment for the Fiscal 2012 Quarter and the Fiscal 2011 Quarter:

Fiscal 2012 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Spectrum Brands
	(in millions)
Net income (loss)	$90	$13	$(6)	$(84)	$13
Income tax expense	—	—	—	27	27
Interest expense	—	—	—	41	41
Restructuring and related charges	4	3	—	1	8
Acquisition and integration related charges	3	—	—	5	8

Adjusted EBIT	$97	$16	$(6)	$(10)	$97
Depreciation and amortization	15	6	3	4	28

Adjusted EBITDA	$112	$22	$(3)	$(6)	$125

Fiscal 2011 Quarter
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Spectrum Brands
	(in millions)
Net income (loss)	$79	$13	$(7)	$(105)	$(20)
Income tax expense	—	—	—	35	35
Interest expense	—	—	—	53	53
Restructuring and related charges	—	3	1	2	6
Acquisition and integration related charges	14	—	—	2	16

Adjusted EBIT	$93	$16	$(6)	$(13)	$90
Depreciation and amortization	18	6	3	6	33

Adjusted EBITDA	$111	$22	$(3)	$(7)	$123

(a)	It is our policy to record Income tax expense and Interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.

Global Batteries & Appliances

	2012	2011
	(in millions)
Net sales to external customers	$689	$697
Segment profit	$98	$93
Segment profit as a % of net sales	14.3%	13.4%
Segment Adjusted EBITDA	$112	$111
Assets at January 1, 2012 and September 30, 2011	$2,205	$2,275

Segment net sales to external customers in the Fiscal 2012 Quarter decreased $8 million to $689 million from $697 million during the Fiscal 2011 Quarter, a 1% decrease. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2011 Quarter by approximately $7 million.

Global consumer battery sales decreased $4 million, or 2%, during the Fiscal 2012 Quarter primarily driven by decreases in North America and Latin America sales of $3 million and $6 million, respectively, which were tempered by increased European sales of $8 million. Foreign exchange negatively impacted consumer battery sales by $3 million. The decreases within North America were a result of the timing of holiday shipments which increased sales recognized during the fourth quarter of Fiscal 2011, and were slightly offset by sales gains due to expanded product offerings in our specialty batteries category. The Latin American battery sales decline was attributable to the non-recurrence of promotions which occurred in the Fiscal 2011 Quarter. Strong European sales were driven by continued customer gains in the region. Both small appliances and electric personal care sales were flat during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter. Electric shaving and grooming product sales decreased $2 million, or 2%, driven by the timing of customer orders which resulted in higher sales being recognized in the fourth quarter of Fiscal 2011 and tempered the positive sales impacts of successful new product launches. Portable lighting sales decreased $2 million during the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, which was driven by decreased European sales of $1 million resulting from the non-recurrence of successful promotions during the Fiscal 2011 Quarter, coupled with a slight decrease in Latin American sales.

Segment profitability in the Fiscal 2012 Quarter increased to $98 million from $93 million in the Fiscal 2011 Quarter. Segment profitability as a percentage of net sales increased to 14.3% in the Fiscal 2012 Quarter compared to 13.4% in the Fiscal 2011 Quarter. The increase is primarily attributable to synergies being recognized following the Merger tempered by decreased sales and increased commodity prices. Furthermore, segment profit has increased as a result of our cost reduction initiatives announced in February 2009. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment Adjusted EBITDA in the Fiscal 2012 Quarter increased to $112 million compared to $111 million in the Fiscal 2011 Quarter. The increase in Adjusted EBITDA is mainly driven by the factors discussed above for the increase in segment profit.

Segment assets at January 1, 2012 decreased to $2,205 million from $2,275 million at September 30, 2011. The decrease is primarily due to the impact of unfavorable foreign currency translation and amortization of intangible assets. Goodwill and intangible assets, which are directly a result of the revaluation impacts of fresh-start reporting and the Merger decreased slightly to $1,278 million at January 1, 2012 from $1,295 million at September 30, 2011.

Global Pet Supplies

	2012	2011
	(in millions)
Net sales to external customers	$135	$137
Segment profit	$16	$16
Segment profit as a % of net sales	11.9%	11.8%
Segment Adjusted EBITDA	$22	$22
Assets at January 1, 2012 and September 30, 2011	$976	$828

Segment net sales to external customers in the Fiscal 2012 Quarter decreased slightly to $135 million compared to $137 million in the Fiscal 2011 Quarter due to declines in European aquatics and companion animal sales which were tempered by increased North American aquatics sales.

Segment profitability remained flat in the Fiscal 2012 Quarter at $16 million compared to the Fiscal 2011 Quarter. Segment profitability as a percentage of sales in the Fiscal 2012 Quarter increased slightly to 11.9% from 11.8% in the same period last year. The increase in segment profitability as a percentage of sales for the Fiscal 2012 Quarter was mainly attributable to overall expense management, which was slightly offset by increased cost of goods sold.

Segment Adjusted EBITDA in the Fiscal 2012 Quarter was constant at $22 million. The slight decrease in sales was offset by the expense management discussed above.

Segment assets at January 1, 2012 increased to $976 million from $828 million at September 30, 2011. The increase is primarily due to the acquisition of FURminator, Inc. during the Fiscal 2012 Quarter partially offset by the impact of foreign currency translation. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting and acquisitions increased to $729 million at January 1, 2012 from $595 million at September 30, 2011.

Home and Garden Business

	2012	2011
	(in millions)
Net sales to external customers	$25	$27
Segment loss	$(6)	$(7)
Segment loss as a % of net sales	(24.0)%	(24.9)%
Segment Adjusted EBITDA	$(3)	$(3)
Assets at January 1, 2012 and September 30, 2011	$529	$476

Segment net sales to external customers in the Fiscal 2012 Quarter decreased to $25 million from $27 million in the Fiscal 2011 Quarter due to our customers’ inventory management in the off peak season.

The first quarter of our fiscal year is generally a period of internal inventory building in advance of the Home and Garden Business segment’s major selling season, typically in the spring and summer months. First quarter net sales for the Home and Garden Business segment are typically less than 9-percent of full-year net sales.

Segment profitability in the Fiscal 2012 Quarter improved to a loss of $(6) million from a loss of $(7) million in the Fiscal 2011 Quarter. Segment profitability as a percentage of sales in the Fiscal 2012 Quarter improved to (24.0)% from (24.9)% in the same period last year. This improvement in segment profitability was attributable to savings from our global cost reduction initiatives announced in Fiscal 2009 in addition to lower spending on operating expenses.

Segment Adjusted EBITDA was $(3) million for both the Fiscal 2012 Quarter and the Fiscal 2011 Quarter.

Segment assets at January 1, 2012 increased to $529 million from $476 million at September 30, 2011. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting and acquisitions, increased to $442 million at January 1, 2012, from $404 million at September 30, 2011, driven by the Black Flag acquisition. The remaining increase in segment assets was a result of the previously mentioned inventory build in anticipation of the major selling season.

Corporate Expense. Our corporate expense in the Fiscal 2012 Quarter was $9 million compared to $11 million during the Fiscal 2011 Quarter. Corporate expense as a percentage of consolidated net sales for the Fiscal 2012 Quarter was 1.1% and 1.3% for the Fiscal 2011 Quarter. The decrease is primarily due to decreased stock compensation expense of $1 million in the Fiscal 2012 Quarter compared to the Fiscal 2011 Quarter, coupled with savings from our cost reduction initiatives.

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

We incurred $8 million of Acquisition and integration related charges during the Fiscal 2012 Quarter in connection with the Merger and the acquisitions of Black Flag and FURminator, which consisted of the following: (i) $4 million of legal and professional fees; (ii) $1 million of employee termination charges; and (iii) $3 million of integration costs. We incurred $16 million of Acquisition and integration related charges during the Fiscal 2011 Quarter in connection with the Merger which consisted of the following: (i) $2 million of legal and professional fees; (ii) $4 million of employee termination charges; and (iii) $10 million of integration costs. The Company incurred di minimis acquisition and integration related charges associated with the acquisition of Seed Resources, LLC during the Fiscal 2011 Quarter.

Restructuring and Related Charges. See Note 12, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges (credits) we incurred in the Fiscal 2012 Quarter and the Fiscal 2011 Quarter (in millions):

	2012	2011
Costs included in cost of goods sold:
Global Cost Reduction Initiatives:
Termination benefits	$2.6	$0.1
Other associated costs	2.0	0.6
Other Restructuring Initiatives:
Other associated costs	—	(0.1)

Total included in cost of goods sold	$4.6	$0.6
Costs included in operating expenses:
Global Cost Reduction Initiatives:
Termination benefits	1.0	2.2
Other associated costs	1.5	0.8
Other Restructuring Initiatives:
Termination benefits	—	1.1
Other associated costs	0.6	0.9

Total included in operating expenses	$3.1	$5.0

Total restructuring and related charges	$7.7	$5.6

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the our capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and the Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $7 million and $4 million of pretax restructuring and related charges during the Fiscal 2012 Quarter and the Fiscal 2011 Quarter, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to approximate $86 million.

Interest Expense. Interest expense in the Fiscal 2012 Quarter decreased to $41 million from $53 million in the Fiscal 2011 Quarter. The decrease in interest expense in the Fiscal 2012 Quarter is primarily related to lower principal and rates on our Term Loan and less non-cash amortization of deferred original issue discount and financing fees. See Note 6, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate on income from continuing operations is approximately 67% for the Fiscal 2012 Quarter. Our effective tax rate on the loss from continuing operations was approximately 229% for the Fiscal 2011 Quarter. There are four significant factors impacting our book income tax rate. First, we are very profitable in our foreign jurisdictions and therefore must provide foreign income taxes even while we have a book loss in the United States. Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our U.S. entities. Second, since there is a valuation allowance against US deferred tax assets, we are unable to book any financial statement benefit related to our U.S. domestic losses. This impact is further exacerbated by the tax amortization of certain domestic indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in net operating loss deferred tax assets in determining the Company’s domestic valuation allowance. This results in additional net domestic tax expense despite the US domestic book losses. Third, in the Fiscal 2012 Quarter, we recognized a $14 million tax benefit from the release of a portion of our U.S. valuation allowance, as discussed below, in connection with the purchase of FURminator. Finally, in Fiscal 2011, our income was close to break even, which created a high tax rate as the effective tax rate is calculated by dividing tax expense into pre-tax income (loss) from operations.

In light of our plans to voluntarily pay down our U.S. debt, repurchase shares, fund U.S. acquisitions and our ongoing U.S. operational cash flow requirements, we are not treating Fiscal 2012 and future earnings as permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. For Fiscal 2012, we project slightly more than $2 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.

We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. At January 1, 2012, we are estimating that at September 30, 2012 we will have U.S. federal and state net operating loss carryforwards of approximately $1,224 million and $1,258 million, respectively, which will expire through years ending in 2033, and we will have foreign net operating loss carryforwards of approximately $127 million, which will expire beginning in 2013. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $302 million of our federal and $385 million of our state net operating losses will expire unused.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification (“ASC”) 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets, including the net operating losses of one of our Brazilian subsidiaries. During the Fiscal 2012 Quarter, we decreased our valuation allowance against net deferred tax assets by approximately $13 million, including the $14 million tax adjustment discussed above.

Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $361 million and $374 million at January 1, 2012 and September 30, 2011, respectively. Of this amount, approximately $327 million and $339 million relates to U.S. net deferred tax assets at January 1, 2012 and September 30, 2011, respectively and approximately $34 million and $35 million relates to foreign net deferred tax assets at January 1, 2012 and September 30, 2011, respectively.

As a result of the purchase of FURminator, we were able to release $14 million of U.S. valuation allowance during the Fiscal 2012 Quarter. The release was attributable to $14 million of net deferred tax liabilities recorded on the FURminator opening balance sheet that offset other U.S. net deferred tax assets.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. As of January 1, 2012 and September 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $8 million and $9 million, respectively. At both January 1, 2012 and September 30, 2011, we had approximately $5 million of accrued interest and penalties related to uncertain tax positions.

Liquidity and Capital Resources

Operating Activities

Operating Activities. For the Fiscal 2012 Quarter, cash used by operating activities totaled $95 million compared to $51 million during the Fiscal 2011 Quarter. The $44 million increase in cash used by operating activities from continuing operations was primarily due to:

•	A $40 million use of cash for working capital and other items driven by higher inventories partially offset by higher accounts payable;

•	Higher cash payments for income taxes of $6 million;

•	Higher cash acquisition and restructuring costs of $5 million including payments related to the acquisitions of the FURminator and Black Flag businesses; partially offset by

•	Higher income before income tax expense and interest expense and non-cash impairments of $13 million;

•	Lower cash payments for interest of $5 million; and

•	Other items totaling a use of $7 million.

There was no cash used by operating activities from discontinued operations in the Fiscal 2012 Quarter and cash used by operating activities from discontinued operations was de minimis in the Fiscal 2011 Quarter.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2012 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.

We are not treating Fiscal 2012 and future earnings as permanently reinvested. At January 1, 2012, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2012, we expect to generate between $50 million and $75 million of foreign cash that will be repatriated for general corporate purposes.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities

Net cash used by investing activities was $192 million for the Fiscal 2012 Quarter. For the Fiscal 2011 Quarter net cash used by investing activities was $18 million. The $174 million increase in cash used by investing activities in the Fiscal 2012 Quarter is driven by an increase in cash used for acquisitions of $173 million, which related to the $139 million, net of cash acquired, purchase of FURminator, Inc and the $44 million acquisition of Black Flag, offset by the $10 million acquisition of Seed Resources, Inc, net of cash acquired, in the Fiscal 2011 Quarter, coupled with increased capital expenditures of $1 million.

Financing Activities

Debt Financing

In connection with the Merger, we (i) entered into a new senior secured term loan pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $750 million term loan facility; (ii) issued $750 million in aggregate principal amount of 9.5% Notes; and (iii) entered into a $300 million ABL Revolving Credit Facility (the “Senior Secured Facilities”).

Senior Term Credit Facility

On December 15, 2011, we amended theTerm Loan. The aggregate incremental amount by which we, subject to compliance with financial covenants and certain other conditions may increase the amount of the commitment under the Term Loan has been increased from $100 million to $250 million. Certain covenants in respect of indebtedness and liens were amended to provide for dollar limits more favorable to us and, subject to compliance with financial covenants and certain other conditions, to allow for the incurrence of incremental unsecured indebtedness. Certain covenants with respect to investments, loans, advances, restricted payments, other indebtedness and capital expenditures were amended to provide greater flexibility for us in utilizing a certain portion of our excess cash flow (as defined in the Term Loan credit agreement that was amended and restated), subject to certain conditions.

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

In connection with the amendment, we recorded approximately $1 million of fees in connection with the Term loan during the three month period ended January 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan. In connection with the amendment, we also recorded cash charges of approximately $1 million as an increase to interest expense during the three month period ended January 1, 2012.

At January 1, 2012 and September 30, 2011, the aggregate amount outstanding under the Term Loan totaled $524 million and $525 million, respectively, maturing June 17, 2016.

At January 1, 2012, we were in compliance with all covenants under the Senior Credit Agreement.

9.5% Notes

On November 2, 2011, we offered $200,000 aggregate principal amount of 9.5% Notes at a price of 108.50% of the par value; these notes are in addition to the $750,000 aggregate principal amount of 9.5% Notes that were already outstanding. The additional notes are guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries and secured by liens on substantially all of our and the guarantor’s assets. The additional notes will vote together with the existing 9.5% Notes.

The indenture governing the 9.5% Notes (the “2018 Indenture”) contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

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

We recorded $3 million of fees in connection with the 9.5% Notes during the three month period ended January 1, 2012. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 9.5% Notes.

At January 1, 2012 and September 30, 2011, we had outstanding principal of $950 million and $750 million, respectively, under the 9.5% Notes maturing June 15, 2018.

At January 1, 2012, we were in compliance with all covenants under the 9.5% Notes and the 2018 Indenture.

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

At both January 1, 2012 and September 30, 2011, we had outstanding principal of $245 million under the 12% Notes, maturing August 28, 2019.

At January 1, 2012, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture.

ABL Revolving Credit Facility

The ABL Revolving Credit Facility is governed by a credit agreement (the “ABL Credit Agreement”) with Bank of America as administrative agent. The ABL Revolving Credit Facility consists of revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The proceeds of borrowings under the ABL Revolving Credit Facility are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for our working capital requirements, restructuring costs, and other general corporate purposes.

The ABL Revolving Credit Facility carries an interest rate, at our option, which is subject to change based on availability under the facility, of either: (a) the base rate plus currently 1.25% per annum or (b) the reserve-adjusted LIBOR rate plus currently 2.25% per annum. No principal amortizations are required with respect to the ABL Revolving Credit Facility. The ABL Revolving Credit Facility will mature on June 16, 2014. Pursuant to the credit and security agreement, the obligations under the ABL credit agreement are secured by certain current assets of the guarantors, including, but not limited to, deposit accounts, trade receivables and inventory.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

As a result of borrowings and payments under the ABL Revolving Credit Facility at January 1, 2012 we had aggregate borrowing availability of approximately $133 million, net of lender reserves of $39 million and outstanding letters of credit of $29 million under the ABL Revolving Credit Facility.

At January 1, 2012, we were in compliance with all covenants under the ABL Credit Agreement.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $90 million in the aggregate under our 9.5% Notes and annual interest payment obligations of approximately $29 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 9.5% Notes and interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid by increasing the aggregate principal amount due under the subject notes unless we elect to make such payments in cash. Effective with the payment date of August 28, 2010, we elected to make the semi-annual interest payment scheduled for February 28, 2011 in cash. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at January 1, 2012, we estimate annual interest payments of approximately $27 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the ABL Revolving Credit Facility and certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility.

Equity Financing Activities

During the Fiscal 2012 Quarter, we granted approximately 0.7 million shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $18 million which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for Fiscal 2011.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for Fiscal 2011.

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

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc used in the manufacturing process. We use commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodity. The cost of calls are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

At January 1, 2012, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be immaterial. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be immaterial.

At January 1, 2012, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $35.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $17.3 million.

At January 1, 2012, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.9 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business.

We do not believe that any such matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Item 1A. Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on December 8, 2011 (our “Form 10-K”) as well as the risk factors below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the modifications to previously disclosed risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Risks Related To Our Business

The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings, or a change in control of Harbinger Group Inc., could constitute a change of control under the agreements governing Spectrum Brands’ debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under the agreements governing Spectrum Brands’ debt, including any foreclosure on or sale of SB Holdings’ common stock pledged as collateral by HRG pursuant to the indenture governing HRG’s 10.625% Senior Secured Notes due 2015. A change in control under Spectrum Brands’ debt could also result from a change in control of HRG following the sale or other disposition by the Harbinger Parties to non-affiliates of a sufficient amount of the common stock of HRG. Such a disposition could include any foreclosure on or sale of HRG common stock pledged as collateral by the Harbinger Parties. One of the Harbinger Parties has pledged all of the shares of HRG common stock that it owns (representing a majority of the outstanding common stock of HRG), together with securities of other issuers, to secure portfolio financing. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the 9.5% Notes and the 12% Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2012	SPECTRUM BRANDS, INC.

	By:	/S/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to Spectrum Brands, Inc.’s Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC by Spectrum Brands, Inc. on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC by Spectrum Brands, Inc. on July 16, 2009).

Exhibit 2.5	Agreement and Plan of Merger by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc. and Russell Hobbs, Inc. dated as of February 9, 2010 (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 2.6	Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.7	Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.8	Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 3.1	Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., dated June 16, 2010 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 3.2	Amended and Restated Bylaws of Spectrum Brands Holdings, Inc., adopted as of June 16, 2010 (incorporated by reference to the Registration Statement on Form S-8 filed with the SEC on June 16, 2010).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2	Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 4.3	Supplemental Indenture, dated March 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated August 28, 2009, by and among Spectrum Brands, Inc. the guarantors named therein and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 16, 2010).

Exhibit 4.4	Second Supplemental Indenture, dated June 15, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Battery Merger Corp. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.5	Third Supplemental Indenture, dated June 16, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.6	Fourth Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 12% Senior Subordinated Toggle Notes due 2019, dated as of August 28, 2009, by and among Spectrum Brands, Inc., Russell Hobbs, Inc. and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 4.7	Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 4.8	Supplemental Indenture, dated December 13, 2010, to the Indenture governing Spectrum Brands, Inc.’s 9.5% Senior Secured Notes due 2018, dated as of June 16, 2010, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.2	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.4	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.5	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.6	Support Agreement, dated as of February 9, 2010 by and among Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P., Avenue-CDP Global Opportunities Fund, L.P. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.7	Support Agreement, dated as of February 9, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd. and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.8	Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.9	Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.10	Letter Agreement dated as of March 1, 2010 by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., and Spectrum Brands (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 10.11	Separation and Consulting Agreement between Spectrum Brands, Inc. and Kent J. Hussey, dated April 14, 2010 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on April 15, 2010).

Exhibit 10.12	Amendment and Consent and Amended and Restated Credit Agreement, dated as of February 1, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on February 11, 2011).

Exhibit 10.13	Subsidiary Guaranty dated as of June 16, 2010, by and among the subsidiaries of Spectrum Brands, Inc. party thereto, certain additional subsidiary guarantors described therein and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.14	Subsidiary Guaranty Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.15	Guaranty dated as of June 16, 2010, by and among SB/RH Holdings, LLC and Credit Suisse AG, as administrative agent (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.16	Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.17	Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.18	Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19	Second Amendment to Loan and Security Agreement, dated as of March 4, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.20	Third Amendment to Loan and Security Agreement, dated as of April 21, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.21	Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.22	Guaranty dated as of June 16, 2010, by and among the guarantors described therein and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23	Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.24	Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25	Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.26	Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.27	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.28	Trademark Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.29	Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.30	Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.31	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.32	Patent Security Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Bank of America, N.A., as collateral agent and administrative agent (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.33	Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.34	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.35	Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.36	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.37	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.38	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.39	Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.40	Employment Agreement, entered into as of August 16, 2010, by and between Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 18, 2010).

Exhibit 10.41	First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 16, 2010, by and among Spectrum Brands, Inc. and Terry L. Polistina (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.42	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on January 19, 2007).

Exhibit 10.43	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 10, 2008).

Exhibit 10.44	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.45	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.46	Fourth Amendment, dated as of November 16, 2010, to the Amended and Restated Employment Agreement, dated as of January 16, 2007, by and among Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.47	Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.48	Separation Agreement, dated as of March 2, 2011, by and between Spectrum Brands, Inc. and John T. Wilson (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2011).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”