Form 10-K/A
period 2012-09-30
Spectrum Brands, Inc.
filed 2013-01-28
CIK 1028985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012.

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

Portions of  the definitive proxy statement of Spectrum Brands Holdings, Inc. are incorporated by reference in Part III of this report.

EXPLANATORY NOTE

This amendment (this “Amendment No. 1”) amends Spectrum Brands, Inc.’s (“SBI” or the “Company”) Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Original 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2012.

This Amendment No. 1 is being filed solely to incorporate by reference into Part III of the Form 10-K (Items 10 through 14) information from the definitive proxy statement (the “Proxy Statement”) filed by Spectrum Brands Holdings, Inc. (“SB Holdings”).  We are a wholly-owned indirect subsidiary of SB Holdings and as such do not expect to file a definitive proxy statement of our own.  The pertinent information called for by Part III with respect to us is included in the Proxy Statement, attached hereto as Exhibit 99.1, and incorporated herein by reference.

No other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date it was filed, and the disclosures therein have not been updated to reflect any events that occurred thereafter other than as expressly indicated herein. This Amendment No. 1 should therefore be read in conjunction with the Original 10-K and our other filings with the SEC on and after November 21, 2012. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 11 through 14), an updated exhibit index, the signature page and the certifications required to be filed hereto.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors and Executive Officers

The Board of Directors of the Company consists of Nathan Fagre and John Beattie.  Mr. Fagre has served as one of our directors since April 2012.  Mr. Fagre has also served as our Vice President, Secretary and General Counsel since January 2011.  Information regarding Mr. Fagre is included in the Proxy Statement under the caption “Executive Officers Who Are Not Directors.”

Mr. Beattie, age 59, has served as one of our directors since April 2012.  Mr. Beattie has also served as our Vice President and Treasurer since May 2004.

In addition to the directors named above, who are also executive officers of the Company, David Lumley serves as our Chief Executive Officer and President, Anthony Genito, serves as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer, John A. Heil, serves as our President, Global Pet Supplies and Terry Polistina, serves as our President, Small Appliances.  Information regarding Messrs. Lumley, Genito, Heil and Polistina is included in the Proxy Statement under the caption “Board of Directors” and “Executive Officers Who Are Not Directors.”

Code of Ethics

We have adopted the Code of Ethics for the Principal Executive Officer and Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for the Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any amendments to this code of ethics or any waiver of this code of ethics will be promptly disclosed via that section of our website.

We have also adopted the Spectrum Brands Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Spectrum Brands Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any amendments to this code of ethics or any waiver of this code of ethics for executive officers or directors will be promptly disclosed via that section of our website.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

Information regarding the compensation of our executive officers, including a Compensation Discussion and Analysis is included in the Proxy Statement under the caption “Executive Compensation.”

Compensation policies for SB Holdings’ and SBI’s named executive officers are developed, adopted, reviewed and maintained by the Compensation Committee of SB Holdings.

Compensation Committee Interlocks and Insider Participation

Information regarding compensation committee interlock and insider participation is included in the Proxy Statement under the caption “Executive Compensation—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

All of the Company’s issued and outstanding common stock is held by SB/RH Holdings LLC, our direct parent and a wholly owned subsidiary of SB Holdings, whose principal address is 601 Rayovac Drive, Madison, Wisconsin 53711. None of our executive officers or directors beneficially own any shares of our common stock.

Equity Compensation Plan Information

There are no equity compensation plans under which shares of our common stock are authorized for issuance.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We are subject to the same oversight and approval process for related party transactions as SB Holdings.  Information regarding certain relationships and related person transactions is included in the Proxy Statement under the caption, “Certain Relationships and Related Transactions and Director Independence.”

Neither of our directors is independent.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid by us are included in those described with regard to SB Holdings in the Proxy Statement under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2013.”

Pre-approval policies and procedures for SB Holdings and SBI are maintained in accordance with the Pre-Approval Policy of the Audit Committee of SB Holdings as described in the Proxy Statement under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2013.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

See the Exhibit Index for an updated list of exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

By:	/s/ Anthony L. Genito
Anthony L. Genito
Chief Financial Officer

DATE: January 28, 2013

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

Exhibit 10.47	Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre.**

Exhibit 21.1	Subsidiaries of Registrant.**

Exhibit 21.3	Consent of Independent Registered Public Accounting Firm.* *

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 99.1	Definitive proxy statement of Spectrum Brands Holdings, Inc.*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith
**	Previously filed
***	Previously furnished. In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”