Form 10-Q
period 2013-06-30
Spectrum Brands, Inc.
filed 2013-08-08
CIK 1028985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
FOR QUARTER ENDED June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SPECTRUM BRANDS, INC.
Condensed Consolidated Statements of Financial Position
June 30, 2013 and September 30, 2012
(Unaudited)
(Amounts in thousands)

	June 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$98,904	$157,872
Receivables:
Trade accounts receivable, net of allowances of $32,591 and $21,870, respectively	479,307	335,301
Other	74,943	40,067
Inventories	707,340	452,633
Deferred income taxes	21,252	28,143
Prepaid expenses and other	69,800	49,273
Total current assets	1,451,546	1,063,289
Property, plant and equipment, net of accumulated depreciation of $180,596 and $139,994, respectively	355,250	214,017
Deferred charges and other	22,389	27,711
Goodwill	1,470,180	694,245
Intangible assets, net	2,169,404	1,714,929
Debt issuance costs	71,903	39,320
Total assets	$5,540,672	$3,753,511
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$40,783	$16,414
Accounts payable	427,539	325,023
Accrued liabilities:
Wages and benefits	63,623	82,119
Income taxes payable	29,586	30,272
Accrued interest	26,906	30,473
Other	155,410	124,597
Total current liabilities	743,847	608,898
Long-term debt, net of current maturities	3,185,271	1,652,886
Employee benefit obligations, net of current portion	109,340	89,994
Deferred income taxes	503,454	377,465
Other	24,845	31,578
Total liabilities	4,566,757	2,760,821
Commitments and contingencies
Shareholders’ equity:
Other capital	1,385,806	1,359,946
Accumulated deficit	(406,513)	(333,821)
Accumulated other comprehensive loss	(56,310)	(33,435)
Total shareholders' equity	922,983	992,690
Non-controlling interest	50,932	—
Total equity	973,915	992,690
Total liabilities and equity	$5,540,672	$3,753,511
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS, INC.
Condensed Consolidated Statements of Operations
For the three and nine month periods ended June 30, 2013 and July 1, 2012
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2013	2012	2013	2012
Net sales	$1,089,825	$824,803	$2,947,849	$2,419,859
Cost of goods sold	706,053	531,069	1,949,332	1,575,803
Restructuring and related charges	1,013	2,038	4,698	8,303
Gross profit	382,759	291,696	993,819	835,753
Selling	165,178	129,851	464,961	391,522
General and administrative	70,057	50,726	196,077	157,493
Research and development	11,486	8,597	31,517	23,790
Acquisition and integration related charges	7,747	5,274	40,558	20,625
Restructuring and related charges	12,232	1,858	23,038	7,587
Total operating expenses	266,700	196,306	756,151	601,017
Operating income	116,059	95,390	237,668	234,736
Interest expense	61,516	39,686	185,652	150,169
Other expense, net	2,613	2,224	7,941	2,225
Income from continuing operations before income taxes	51,930	53,480	44,075	82,342
Income tax expense (benefit)	15,169	(5,371)	54,928	38,772
Net income (loss)	36,761	58,851	(10,853)	43,570
Less: Net income attributable to non-controlling interest	263	—	8	—
Net income (loss) attributable to controlling interest	$36,498	$58,851	$(10,861)	$43,570
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and nine month periods ended June 30, 2013 and July 1, 2012
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2013	2012	2013	2012
Net income (loss)	$36,761	$58,851	$(10,853)	$43,570
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(7,830)	(34,148)	(25,385)	(30,538)
Unrealized gain on derivative instruments	1,780	1,475	2,858	2,370
Defined benefit pension (loss) gain	(52)	422	(348)	924
Other comprehensive loss, net of tax	(6,102)	(32,251)	(22,875)	(27,244)
Comprehensive income (loss)	30,659	26,600	(33,728)	16,326
Less: Comprehensive income attributable to non-controlling interest	263	—	8	—
Comprehensive income (loss) attributable to controlling interest	$30,396	$26,600	$(33,736)	$16,326
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SPECTRUM BRANDS, INC.
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 30, 2013 and July 1, 2012
(Unaudited)
(Amounts in thousands)

	NINE MONTHS ENDED
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(10,853)	$43,570
Adjustments to reconcile net (loss) income to net cash used by operating activities, net of effects of acquisitions:
Depreciation	42,618	28,708
Amortization of intangibles	57,502	46,550
Amortization of unearned restricted stock compensation	31,830	15,436
Amortization of debt issuance costs	7,210	5,273
Non-cash increase to cost of goods sold from sale of HHI Business acquisition inventory	31,000	—
Write off unamortized discount / (premium) on retired debt	885	(466)
Write off of debt issuance costs	4,600	2,945
Other non-cash adjustments	19,518	3,021
Net changes in assets and liabilities	(260,148)	(212,965)
Net cash used by operating activities	(75,838)	(67,928)
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,236)	(33,117)
Acquisition of Shaser, net of cash acquired	(42,510)	—
Acquisition of the HHI Business, net of cash acquired	(1,351,008)	—
Acquisition of Black Flag	—	(43,750)
Acquisition of FURminator, net of cash acquired	—	(139,390)
Other investing activities	(1,141)	(1,627)
Net cash used by investing activities	(1,439,895)	(217,884)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	792,000	—
Proceeds from issuance of 6.375% Notes	520,000	—
Proceeds from issuance of 6.625% Notes	570,000	—
Proceeds from issuance of 6.75% Notes	—	300,000
Payment of 12% Notes, including tender and call premium	—	(270,431)
Proceeds from issuance of 9.5% Notes, including premium	—	217,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(406,904)	(4,091)
Debt issuance costs	(44,469)	(11,163)
Other debt financing, net	17,080	6,192
Reduction of other debt	(1,970)	(27,992)
ABL revolving credit facility, net	69,500	2,500
Capital contribution from parent	28,562	—
Cash dividends paid to parent	(61,842)	—
Share based award tax withholding payments	(20,141)	(3,936)
Other financing activities	—	(953)
Net cash provided by financing activities	1,461,816	207,126
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	(1,870)	—
Effect of exchange rate changes on cash and cash equivalents	(3,181)	(1,429)
Net decrease in cash and cash equivalents	(58,968)	(80,115)
Cash and cash equivalents, beginning of period	157,872	142,414
Cash and cash equivalents, end of period	$98,904	$62,299
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
These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 30, 2013, the results of operations for the three and nine month periods ended June 30, 2013 and July 1, 2012, the

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

comprehensive income (loss) for the three and nine month periods ended June 30, 2013 and July 1, 2012 and the cash flows for the nine month periods ended June 30, 2013 and July 1, 2012. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Change in Accounting Principle: During the quarter ended June 30, 2013, the Company made a change in accounting principle to present tax withholdings for share-based payment awards paid to taxing authorities on behalf of an employee as a financing activity within its Condensed Consolidated Statement of Cash Flows. Such amounts were previously presented within operating activities in the Condensed Consolidated Statement of Cash Flows. The Company believes this change is preferable as the predominant characteristic of the transaction is a financing activity. The Company has reclassified the following amounts within its previously reported Condensed Consolidated Statements of Cash Flows on a retrospective basis to reflect this change in accounting principle:

	Nine Months Ended
	2013	2012
Net cash used by operating activities: Net changes in assets and liabilities	17,946	3,936
Net cash provided by financing activities: Share based award tax withholding payments	(17,946)	(3,936)

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
Shipping and Handling Costs: The Company incurred shipping and handling costs of $67,023 and $183,050 for the three and nine month periods ended June 30, 2013, respectively, and $48,797 and $148,383 for the three and nine month periods ended July 1, 2012, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.
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

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 17% and 18% of the Company’s Net sales during the three and nine month periods ended June 30, 2013, respectively, and 23% of the Company’s Net sales during both the three and nine month periods ended July 1, 2012. This customer also represented approximately 10% and 13% of the Company’s Trade accounts receivable, net at June 30, 2013 and September 30, 2012, respectively.
Approximately 37% and 41% of the Company’s Net sales during the three and nine month periods ended June 30, 2013, respectively, and 40% and 44% of the Company’s Net sales during the three and nine month periods ended July 1, 2012, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.
Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and nine month periods ended June 30, 2013 was $17,673 and $31,830, respectively. Total stock compensation expense associated with restricted stock awards and restricted stock units recognized by the Company during the three and nine month periods ended July 1, 2012 was $4,361 and $15,436, respectively.
The Company granted approximately 30 and 644 restricted stock units during the three and nine month periods ended June 30, 2013, respectively. Of these grants, 90 are performance-based and vest over a one year period and 554 are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $29,319.
The Company granted approximately 42 and 741 restricted stock units during the three and nine month periods ended July 1, 2012, respectively. Of these grants, 42 restricted stock units are time-based and vest over a two year period. The remaining 699 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $20,293.
The fair value of restricted stock awards and restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock awards and restricted stock units during the nine months ended June 30, 2013 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Non-vested restricted stock awards at September 30, 2012	13	$28.00	$364
Vested	(13)	28.00	(364)
Non-vested restricted stock awards at June 30, 2013	—	$—	$—

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Non-vested restricted stock units at September 30, 2012	1,931	$28.45	$54,931
Granted	644	45.53	29,319
Forfeited	(290)	29.78	(8,637)
Vested	(1,116)	28.21	(31,485)
Non-vested restricted stock units at June 30, 2013	1,169	$37.75	$44,128
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

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes acquisition and integration related charges incurred by the Company during the three and nine month periods ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Russell Hobbs
Integration costs	$695	$1,573	$2,630	$6,766
Employee termination charges	(35)	840	224	3,356
Legal and professional fees	(78)	587	12	1,508
Russell Hobbs Acquisition and integration related charges	$582	$3,000	$2,866	$11,630
HHI Business
Legal and professional fees	4,663	—	25,650	—
Integration costs	1,615	—	5,292	—
Employee termination charges	13	—	103	—
HHI Business Acquisition and integration related charges	$6,291	$—	$31,045	$—

Shaser	161	—	4,534	—
FURminator	372	1,738	1,605	6,337
Black Flag	52	95	90	1,912
Other	289	441	418	746
Total Acquisition and integration related charges	$7,747	$5,274	$40,558	$20,625

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

3	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three and nine month periods ended June 30, 2013 and July 1, 2012 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 8, “Derivative Financial Instruments.”
The components of Other comprehensive income (loss), net of tax, for the three and nine month periods ended June 30, 2013 and July 1, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Foreign Currency Translation Adjustments:
Gross change before reclassification adjustment	$(7,830)	$(34,148)	$(25,385)	$(30,538)
Net reclassification adjustment for (gains) losses included in earnings	—	—	—	—
Gross change after reclassification adjustment	(7,830)	(34,148)	(25,385)	(30,538)
Deferred tax effect	—	—	—	—
Deferred tax valuation allowance	—	—	—	—
Other Comprehensive Loss	$(7,830)	$(34,148)	$(25,385)	$(30,538)

Unrealized Gains (Losses) on Derivative Instruments:
Gross change before reclassification adjustment	$3,193	$3,210	$4,595	$391
Net reclassification adjustment for (gains) losses included in earnings	(507)	(309)	(80)	3,214
Gross change after reclassification adjustment	2,686	2,901	4,515	3,605
Deferred tax effect	(450)	(1,891)	(1,566)	(1,478)
Deferred tax valuation allowance	(456)	465	(91)	243
Other Comprehensive Income	$1,780	$1,475	$2,858	$2,370

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$(575)	$217	$(2,164)	$539
Net reclassification adjustment for losses included in Cost of goods sold	326	152	979	320
Net reclassification adjustment for losses included in Selling expenses	41	19	122	40
Net reclassification adjustment for losses included in General and administrative expenses	152	71	456	148
Gross change after reclassification adjustment	(56)	459	(607)	1,047
Deferred tax effect	(38)	(37)	205	(94)
Deferred tax valuation allowance	42	—	54	(29)
Other Comprehensive (Loss) Income	$(52)	$422	$(348)	$924

Total Other Comprehensive Loss, net of tax	$(6,102)	$(32,251)	$(22,875)	$(27,244)

4	INVENTORIES
Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	June 30, 2013	September 30, 2012
Raw materials	$108,284	$58,515
Work-in-process	53,461	23,434
Finished goods	545,595	370,684
	$707,340	$452,633

5	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Hardware & Home Improvement	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balance at September 30, 2012	$268,556	$—	$237,932	$187,757	$694,245
Additions	65,618	720,890	—	1,179	787,687
Effect of translation	(5,432)	(5,817)	(503)	—	(11,752)
Balance at June 30, 2013	$328,742	$715,073	$237,429	$188,936	$1,470,180
Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2012	$545,426	$—	$212,142	$83,500	$841,068
Additions	—	330,000	—	—	330,000
Effect of translation	(4,887)	(157)	886	—	(4,158)
Balance at June 30, 2013	$540,539	$329,843	$213,028	$83,500	$1,166,910
Intangible Assets Subject to Amortization
Balance at September 30, 2012, net	$447,112	—	$264,622	$162,127	$873,861
Additions	32,800	157,100	749	—	190,649
Amortization during period	(26,818)	(7,565)	(16,013)	(7,106)	(57,502)
Effect of translation	(3,276)	(698)	(540)	—	(4,514)
Balance at June 30, 2013, net	$449,818	$148,837	$248,818	$155,021	$1,002,494
Total Intangible Assets, net at June 30, 2013	$990,357	$478,680	$461,846	$238,521	$2,169,404

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

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	June 30, 2013	September 30, 2012
Technology Assets Subject to Amortization:
Gross balance	$175,473	$90,924
Accumulated amortization	(34,777)	(22,768)
Carrying value, net	$140,696	$68,156
Trade Names Subject to Amortization:
Gross balance	$171,482	$150,829
Accumulated amortization	(41,168)	(28,347)
Carrying value, net	$130,314	$122,482
Customer Relationships Subject to Amortization:
Gross balance	$879,410	$796,235
Accumulated amortization	(147,926)	(113,012)
Carrying value, net	$731,484	$683,223
Total Intangible Assets, net Subject to Amortization	$1,002,494	$873,861

Amortization expense for the three and nine month periods ended June 30, 2013 and July 1, 2012 is as follows:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Proprietary technology amortization	$4,470	$2,411	$12,009	$6,721
Trade names amortization	4,264	3,509	12,162	9,788
Customer relationships amortization	11,611	10,181	33,331	30,041
	$20,345	$16,101	$57,502	$46,550

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $78,500 per year.

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

6	DEBT
Debt consists of the following:

	June 30, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
Term Loan, due December 17, 2019	$757,457	4.6%	$—	—%
Former term loan facility	—	—	370,175	5.1%
9.5% Notes, due June 15, 2018	950,000	9.5%	950,000	9.5%
6.375% Notes, due November 15, 2020	520,000	6.4%	—	—%
6.625% Notes, due November 15, 2022	570,000	6.6%	—	—%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	69,500	2.1%	—	4.3%
Other notes and obligations	32,966	8.3%	18,059	10.9%
Capitalized lease obligations	29,861	6.2%	26,683	6.2%
	$3,229,784		$1,664,917
Original issuance (discounts) premiums on debt	(3,730)		4,383
Less: current maturities	40,783		16,414
Long-term debt	$3,185,271		$1,652,886
Term Loan
On December 17, 2012, the Company entered into a senior term loan facility, maturing December 17, 2019, which provides borrowings in an aggregate principal amount of $800,000, with $100,000 in Canadian dollar equivalents (the "Term Loan") in connection with the acquisition of the HHI Business. A portion of the Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370,175 prior to refinancing. In connection with the refinancing, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the former term loan facility totaling $5,485 as an adjustment to interest expense during the nine month period ended June 30, 2013.
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
In connection with the issuance of the Term Loan, the Company recorded $201 and $19,328 of fees during the three and nine month periods ended June 30, 2013, respectively, of which $16,907 is classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2,421 reflected as an increase to interest expense during the nine month period ended June 30, 2013.
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

The Company recorded $3 and $12,906 of fees in connection with the offering of the 6.375% Notes during the three and nine month periods ended June 30, 2013, respectively, and $4 and $14,127 of fees in connection with the offering of the 6.625% Notes during the three and nine month periods ended June 30, 2013, respectively. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.
ABL Facility
On December 17, 2012 the Company exercised its option to increase its asset based lending revolving credit facility (the "ABL Facility") from $300,000 to $400,000 and extend the maturity to May 24, 2017. In connection with the increase and extension, the Company incurred $323 of fees during the nine month period ended June 30, 2013. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
On March 28, 2013, the Company amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, the Company incurred $98 and $206 of fees during the three and nine month periods ended June 30, 2013, respectively. The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
As a result of borrowings and payments under the ABL Facility, at June 30, 2013, the Company had aggregate borrowing availability of approximately $228,055, net of lender reserves of $7,942 and outstanding letters of credit of $38,491.

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
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		June 30, 2013	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$21	$985
Commodity contracts	Deferred charges and other	16	1,017
Foreign exchange contracts	Receivables—Other	5,197	1,194
Foreign exchange contracts	Deferred charges and other	621	—
Total asset derivatives designated as hedging instruments under ASC 815		5,855	3,196
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	24	41
Total asset derivatives		$5,879	$3,237

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		June 30, 2013	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Accounts payable	$1,174	$9
Commodity contracts	Other long-term liabilities	79	—
Foreign exchange contracts	Accounts payable	126	3,063
Foreign exchange contracts	Other long-term liabilities	13	—
Total liability derivatives designated as hedging instruments under ASC 815		$1,392	$3,072
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	197	—
Foreign exchange contracts	Accounts payable	3,324	3,967
Foreign exchange contracts	Other long-term liabilities	1,078	2,926
Total liability derivatives		$5,991	$9,965

Changes in AOCI from Derivative Instruments

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
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended June 30, 2013, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(930)	Cost of goods sold	$(321)	Cost of goods sold	$11
Foreign exchange contracts	89	Net sales	313	Net sales	—
Foreign exchange contracts	4,034	Cost of goods sold	515	Cost of goods sold	—
Total	$3,193		$507		$11

 The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the nine month period ended June 30, 2013, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(3,361)	Cost of goods sold	$(223)	Cost of goods sold	$(71)
Foreign exchange contracts	755	Net sales	653	Net sales	—
Foreign exchange contracts	7,201	Cost of goods sold	(350)	Cost of goods sold	—
Total	$4,595		$80		$(71)
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended July 1, 2012, pretax:

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

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended June 30, 2013 and July 1, 2012, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012
Commodity contracts	$(197)	$—	Cost of goods sold
Foreign exchange contracts	477	7,941	Other expense, net
Total	$280	$7,941
During the nine month periods ended June 30, 2013 and July 1, 2012, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2013	2012
Commodity contracts	$(197)	$—	Cost of goods sold
Foreign exchange contracts	(1,834)	11,734	Other expense, net
Total	$(2,031)	$11,734
Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $36 and $46 at June 30, 2013 and September 30, 2012, respectively.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At June 30, 2013 and September 30, 2012, the

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Company had posted cash collateral of $450 and $50, respectively, related to such liability positions. In addition, at June 30, 2013 and September 30, 2012, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).
Derivative Financial Instruments
Cash Flow Hedges
When appropriate, the Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At June 30, 2013, the Company did not have any interest rate swaps outstanding.
The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At June 30, 2013, the Company had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $228,419. The derivative net gain on these contracts recorded in AOCI by the Company at June 30, 2013 was $4,138, net of tax expense of $1,541. At June 30, 2013, the portion of derivative net gain estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $3,697, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 30, 2013, the Company had a series of zinc swap contracts outstanding through September 2014 for 10 tons with a contract value of $20,372. At June 30, 2013, the Company had a series of brass swap contracts outstanding through September 2014 for 1 ton with a contract value of $5,609. The derivative net loss on these contracts recorded in AOCI by the Company at June 30, 2013 was $1,068, net of tax benefit of $127. At June 30, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,010, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 30, 2013 and September 30, 2012, the Company had $112,737 and $172,581, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At June 30, 2013, the Company had a series of such swap contracts outstanding through April 2014 for 60 troy ounces with a contract value of $1,189.

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

8	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s net derivative portfolio as of June 30, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of June 30, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts, net	$—	$1,301	$—	$1,301
Total Assets, net	$—	$1,301	$—	$1,301
Liabilities:
Commodity contracts, net	$—	$(1,413)	$—	$(1,413)
Total Liabilities, net	$—	$(1,413)	$—	$(1,413)

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
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	June 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(3,226,054)	$(3,395,679)	$(1,669,300)	$(1,804,831)
Commodity swap and option agreements	(1,413)	(1,413)	1,993	1,993
Foreign exchange forward agreements	1,301	1,301	(8,721)	(8,721)

9	EMPLOYEE BENEFIT PLANS
Pension Benefits
The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil, Mexico and Taiwan. These pension plans generally provide benefits of stated amounts for each year of service.

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company’s results of operations for the three and nine month periods ended June 30, 2013 and July 1, 2012 reflect the following pension and deferred compensation benefit costs:

	Three Months Ended		Nine Months Ended
Components of net periodic pension benefit and deferred compensation benefit cost	2013	2012	2013	2012
Service cost	$867	$578	$2,416	$1,700
Interest cost	2,498	2,552	7,326	7,030
Expected return on assets	(2,196)	(2,051)	(6,589)	(5,378)
Recognized net actuarial loss	519	242	1,557	508
Employee contributions	(46)	(46)	(137)	(139)
Net periodic benefit cost	$1,642	$1,275	$4,573	$3,721

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service (“IRS”) defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and nine month periods ended June 30, 2013 and July 1, 2012 were as follows:

	Three Months Ended		Nine Months Ended
Pension and deferred compensation contributions	2013	2012	2013	2012
Contributions made during period	$1,188	$1,289	$2,890	$3,767

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 30, 2013 were $2,851 and $5,665, respectively. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 1, 2012 were $545 and $1,694, respectively.

10	INCOME TAXES
The Company's effective tax rates for the three and nine month periods ended June 30, 2013 were 29% and 125%, respectively. The Company's effective tax rates for the three and nine month periods ended July 1, 2012 were (10)% and 47%, respectively. The Company's effective tax rates differ from the United States federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company's net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal of U.S. valuation allowances of $49,291 as a result of the HHI Business acquisition during the nine months ended June 30, 2013, and $13,915 as a result of the FURminator acquisition during the nine month period ended July 1, 2012.
The Company recognizes in its consolidated financial statements the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At June 30, 2013 and September 30, 2012, the Company had $8,968 and $5,877, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3,787 and $3,564, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported in the consolidated financial statements as part of income tax expense.
As of June 30, 2013, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

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
The results of the HHI Business operations, excluding the TLM Business, since December 17, 2012 are included in the Company's Condensed Consolidated Statement of Operations (Unaudited). The results of the TLM Business operations since April 8, 2013 are included in the Company's Condensed Consolidated Statement of Operations (Unaudited). The financial results related to the HHI Business are reported as a separate business segment, Hardware & Home Improvement.
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
Segment information for the three and nine month periods ended June 30, 2013 and July 1, 2012 is as follows:

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Net sales to external customers
Consumer batteries	$207,339	$211,198	$678,067	$684,277
Small appliances	168,744	173,140	543,451	575,630
Electric shaving and grooming	61,742	62,860	207,978	214,979
Electric personal care	53,776	53,526	196,747	195,087
Global Batteries & Appliances	491,601	500,724	1,626,243	1,669,973
Global Pet Supplies	156,440	157,495	456,639	448,962
Home and Garden Business	156,568	166,584	289,091	300,924
Hardware & Home Improvement	285,216	—	575,876	—
Total segments	$1,089,825	$824,803	$2,947,849	$2,419,859

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Segment profit
Global Batteries & Appliances	$44,904	$47,093	$181,696	$185,726
Global Pet Supplies	26,560	22,470	62,833	57,778
Home and Garden Business	43,117	44,224	59,648	60,509
Hardware & Home Improvement	42,963	—	46,483	—
Total segments	157,544	113,787	350,660	304,013
Corporate expense	20,493	9,227	44,698	32,762
Acquisition and integration related charges	7,747	5,274	40,558	20,625
Restructuring and related charges	13,245	3,896	27,736	15,890
Interest expense	61,516	39,686	185,652	150,169
Other expense, net	2,613	2,224	7,941	2,225
Income from continuing operations before income taxes	$51,930	$53,480	$44,075	$82,342

On February 8, 2013, the Venezuelan government announced the formal devaluation of its currency, the Bolivar fuerte, relative to the U.S. dollar. As Venezuela continues to be considered a highly inflationary economy, the functional currency of the Company's Venezuelan subsidiary is the U.S. dollar. Therefore, the Company remeasured the local statement of financial position of its Venezuela entity as of February 8, 2013 to reflect the impact of the devaluation to the official exchange rate from 4.3 to 6.3 Bolivar fuerte per U.S. dollar. The effect of the devaluation of the Bolivar fuerte was recorded in other expense, net and resulted in a $1,953 reduction to the Company's pretax income during the nine month period ended June 30, 2013.

	June 30, 2013	September 30, 2012
Segment total assets
Global Batteries & Appliances	$2,213,741	$2,243,472
Global Pet Supplies	959,282	956,043
Home and Garden Business	542,525	508,083
Hardware & Home Improvement	1,787,178	—
Total segment assets	5,502,726	3,707,598
Corporate	37,946	45,913
Total assets at period end	$5,540,672	$3,753,511

12	RESTRUCTURING AND RELATED CHARGES

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
The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Cost of goods sold:
Global Batteries & Appliances	$93	$1,205	$907	$4,679
Hardware & Home Improvement	644	—	1,772	—
Global Pet Supplies	276	833	2,019	3,624
Total restructuring and related charges in cost of goods sold	1,013	2,038	4,698	8,303
Operating expenses:
Global Batteries & Appliances	8,201	640	10,556	2,283
Hardware & Home Improvement	1,698	—	3,251	—
Global Pet Supplies	1,165	883	7,501	3,276
Home and Garden Business	151	192	518	1,163
Corporate	1,017	143	1,212	865
Total restructuring and related charges in operating expenses	12,232	1,858	23,038	7,587
Total restructuring and related charges	$13,245	$3,896	$27,736	$15,890
Global Expense Rationalization Initiatives Summary
During the third quarter of the fiscal year ending September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions in the Global Batteries & Appliances segment and Corporate. Costs associated with these initiatives, which are expected to be incurred through December 31, 2014, are currently projected to total approximately $10,500.
The Company recorded $7,876 of pretax restructuring and related charges during the three and nine month periods ended June 30, 2013, and no pretax restructuring and related charges during the three and nine month periods ended July 1, 2012, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during the nine month period ended June 30, 2013:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2012	$—	$—	$—
Provisions	6,751	—	6,751
Cash expenditures	(99)	—	(99)
Non-cash items	(14)	—	(14)
Accrual balance at June 30, 2013	$6,638	$—	$6,638
Expensed as incurred (A)	$798	$327	$1,125

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the nine month period ended June 30, 2013, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global Batteries & Appliances	Corporate	Total
Restructuring and related charges during the nine month period ended June 30, 2013	$6,922	$954	$7,876
Restructuring and related charges since initiative inception	$6,922	$954	$7,876
Total future restructuring and related charges expected	$2,297	$250	$2,547
Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $104,500.
The Company recorded $2,981 and $14,627 of pretax restructuring and related charges during the three and nine month periods ended June 30, 2013, respectively, and $3,768 and $15,070 of pretax restructuring and related charges during the three and nine month periods ended July 1, 2012, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during the nine month period ended June 30, 2013:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2012	$3,252	$1,095	$4,347
Provisions	5,418	226	5,644
Cash expenditures	(3,103)	(1,055)	(4,158)
Non-cash items	(5)	40	35
Accrual balance at June 30, 2013	$5,562	$306	$5,868
Expensed as incurred (A)	$1,183	$7,800	$8,983
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the nine month period ended June 30, 2013, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during the nine month period ended June 30, 2013	$4,589	$9,520	$518	$—	$14,627
Restructuring and related charges since initiative inception	$25,398	$46,519	$18,138	$7,591	$97,646
Total future restructuring and related charges expected	$693	$5,085	$1,009	$—	$6,787

The Company recorded $2,342 and $5,023 of restructuring and related charges during the three and nine month periods ended June 30, 2013, respectively, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.
In connection with other restructuring efforts, the Company recorded $46 and $210 of pretax restructuring and related charges during the three and nine month periods ended June 30, 2013, respectively, and $128 and $820 of pretax restructuring and related charges during the three and nine month periods ended July 1, 2012, respectively.

13	COMMITMENTS AND CONTINGENCIES
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $5,126, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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
HHI Business
On December 17, 2012, the Company completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan, closed on April 8, 2013.
The following table summarizes the preliminary consideration paid for the HHI Business:

Negotiated sales price, excluding TLM Taiwan	$1,300,000
Working capital and other adjustments at December 17, 2012 close	(10,738)
Final working capital adjustment	(7,669)
Final purchase price, excluding TLM Taiwan	$1,281,593
Negotiated sales price, TLM Taiwan	100,000
Working capital and other adjustments at April 8, 2013 close	(6,500)
Total HHI Business purchase price	$1,375,093

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
The results of the HHI Business operations since December 17, 2012, excluding TLM Taiwan, are included in the Company's Condensed Consolidated Statements of Operations (Unaudited). The results of TLM Taiwan operations since April 8, 2013 are included in the Company's Condensed Consolidated Statements of Operations (Unaudited). The HHI Business is reported within the Hardware & Home Improvement segment.
Preliminary Valuation of Assets and Liabilities
The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business, excluding TLM Taiwan, have been recognized in the Condensed Consolidated Statement of Financial Position based upon their preliminary values at December 17, 2012. The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the TLM Taiwan purchase have been recognized in the Condensed Consolidated Statement of Financial Position based upon their preliminary values at April 8, 2013. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill, and includes value associated with greater product diversity, stronger relationships with core retail partners, cross-selling opportunities in all channels and a new platform for potential future global growth using the Company's existing international infrastructure, most notably in Europe. The majority of goodwill recorded is not expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, the determination of identifiable intangible assets and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material effect on the Company's estimated reversal of its consolidated U.S. valuation allowances recognized during the measurement period. See Note 11, "Income Taxes," for further information. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary valuation of the assets acquired and liabilities assumed for the HHI Business, including a reconciliation to the preliminary valuation reported as of December 30, 2012, is as follows:

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	HHI Business Preliminary Valuation December 30, 2012	TLM Taiwan Preliminary Valuation June 30, 2013	Adjustments / reclassifications	Preliminary Valuation June 30, 2013
Cash	$17,406	843	$5,836	$24,085
Accounts receivable	104,641	11	4,377	109,029
Inventory	207,160	1,135	(2,393)	205,902
Prepaid expenses and other	13,311	2,148	(4,160)	11,299
Property, plant and equipment	104,502	36,750	(5,147)	136,105
Intangible assets	470,000	17,100	—	487,100
Other long-term assets	3,051	124	—	3,175
Total assets acquired	$920,071	$58,111	$(1,487)	$976,695
Accounts payable	130,140	—	7,967	138,107
Deferred tax liability - current	7,081	—	(32)	7,049
Accrued liabilities	37,530	241	129	37,900
Deferred tax liability - long-term	104,708	1,930	11,177	117,815
Other long-term liabilities	11,231	8,089	(2,168)	17,152
Total liabilities assumed	$290,690	$10,260	$17,073	$318,023
Total identifiable net assets	629,381	47,851	(18,560)	658,672
Non-controlling interest	(2,235)	—	(2,234)	(4,469)
Goodwill	662,116	45,649	13,125	720,890
Total net assets	$1,289,262	$93,500	$(7,669)	$1,375,093

Since the preliminary valuation on December 30, 2012, the Company recorded $45,649 to goodwill related to the acquisition of TLM Taiwan on April 8, 2013, and recorded adjustments to the preliminary valuation of assets and liabilities, excluding TLM Taiwan, resulting in a net increase to goodwill of $13,125.  The preliminary goodwill increased $11,177 as a result of recording certain state and foreign valuation allowances against deferred tax assets, $5,147 resulting from a reduction in certain property, plant and equipment asset values and $2,393 from a reduction in inventory asset values. The preliminary goodwill decreased $7,669 as a result of the final working capital adjustment related to the December 17, 2012 close. The changes in estimates were the result of additional accounting information provided by Stanley Black & Decker during the period. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change further. The Company expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.

Preliminary Pre-Acquisition Contingencies Assumed
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to the HHI Business that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has recorded its best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired for the HHI Business. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from the HHI Business. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the assets and liabilities of the HHI Business, excluding TLM Taiwan, on December 17, 2012. The Company performed a preliminary valuation of the assets and liabilities of TLM Taiwan

SPECTRUM BRANDS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

on April 8, 2013. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

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

•
Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $487,100. A summary of the significant key inputs is as follows:

•
The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an annual expected growth rate of 2.5% - 3%. The Company assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 17% - 35% and amounts were discounted using a rate of 12%. The customer relationships were valued at $90,000 under this approach and will be amortized over 20 years.

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

•
The Company valued definite lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rates used in the determination of the fair values of the trade names ranged from1% - 3.5% of expected net sales related to the respective trade name. The Company assumed an 8 year useful life of the trade name. In estimating the fair value of the trade name, Net sales for the trade name were estimated to grow at a rate of 2.5% - 5% annually. Income taxes were estimated at 17% - 35% and amounts were discounted using a rate of 12%. The trade names were valued at $4,100 under this approach.

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

•	Deferred tax liabilities, net- An adjustment of $124,864 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

Supplemental Pro Forma Information (Unaudited)
The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Net sales:
Reported Net sales	$1,089,825	$824,803	$2,947,849	$2,419,859
HHI Business adjustment (1)	—	253,004	191,777	716,862
Pro forma Net sales	$1,089,825	$1,077,807	$3,139,626	$3,136,721

Net income (loss):
Reported Net income (loss) (2) (3)	$36,761	$58,851	$(10,853)	$43,570
HHI Business adjustment (1)	—	26,665	4,942	49,593
Pro forma Net income (loss)	$36,761	$85,516	$(5,911)	$93,163

(1)
The results related to the HHI Business adjustment do not reflect the TLM Taiwan business as stand alone financial data is not available for the periods periods presented. The TLM Taiwan business is not deemed material to the operating results of the Company.

(2)
Included in Reported Net loss for the nine month period ended June 30, 2013, is an adjustment of $49,291 to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 11, “Income Taxes.”

(3)
Included in Reported Net loss for the three and nine month periods ended June 30, 2013, is $6,291 and $31,045, respectively, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

Shaser
On November 8, 2012, SB Holdings completed the cash acquisition of approximately a 56% interest in Shaser Biosciences, Inc. ("Shaser"), of which the Company purchased 49%. Shaser is a global technology leader in developing energy-based, aesthetic dermatological technology for home use devices. This acquisition was not significant individually.
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
The purchase agreement provides the Company with an option, exercisable solely at the Company's discretion, to acquire the remaining 44% interest of Shaser (the "Call Option"). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to 1.0x trailing revenues or 7.0x adjusted trailing EBITDA, as defined, for the calendar year ending December 31, 2016.
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
The preliminary fair values recorded for the assets acquired and liabilities assumed for Shaser, including a reconciliation to the preliminary valuation reported as of December 30, 2012, are as follows:

	Preliminary Valuation December 30, 2012	Adjustments / reclassifications	Preliminary Valuation June 30, 2013
Cash	$870	$—	$870
Intangible asset	35,500	(2,700)	32,800
Other assets	2,679	—	2,679
Total assets acquired	$39,049	$(2,700)	$36,349
Total liabilities assumed	14,398	(962)	13,436
Total identifiable net assets	24,651	(1,738)	22,913
Non-controlling interest	(38,954)	—	(38,954)
Goodwill	63,880	1,738	65,618
Total identifiable net assets	$49,577	$—	$49,577

During the three month period ended March 31, 2013, the Company recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $1,738.  Goodwill increased as a result of further information to support a key valuation factor that impacted the valuation of the technology asset acquired.  This revised information was provided by Shaser during the period. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to further change. The Company expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Financial Position
June 30, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$682	$2,732	$95,490	$—	$98,904
Receivables:
Trade accounts receivables, net of allowances	41,796	106,106	331,405	—	479,307
Intercompany receivables	220,219	904,187	(190,895)	(930,162)	3,349
Other	2,210	12,909	56,475	—	71,594
Inventories	103,035	183,363	429,895	(8,953)	707,340
Deferred income taxes	(5,697)	23,257	1,414	2,278	21,252
Prepaid expenses and other	19,138	8,705	113,353	(71,396)	69,800
Total current assets	381,383	1,241,259	837,137	(1,008,233)	1,451,546
Property, plant and equipment, net	68,111	46,562	240,577	—	355,250
Long-term intercompany receivables	108,626	132,430	40,220	(281,276)	—
Deferred charges and other	6,353	2,011	14,025	—	22,389
Goodwill	67,722	440,043	962,415	—	1,470,180
Intangible assets, net	507,135	746,714	915,555	—	2,169,404
Debt issuance costs	70,064	—	1,839	—	71,903
Investments in subsidiaries	3,979,462	2,412,934	445	(6,392,841)	—
Total assets	$5,188,856	$5,021,953	$3,012,213	$(7,682,350)	$5,540,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,786	$1,346	$32,651	$—	$40,783
Accounts payable	66,577	80,464	280,498	—	427,539
Intercompany accounts payable	920,146	309,386	124,341	(1,353,873)	—
Accrued liabilities:
Wages and benefits	3,941	8,065	51,617	—	63,623
Income taxes payable	44	97	29,445	—	29,586
Accrued interest	25,983	—	923	—	26,906
Other	21,772	33,447	100,191	—	155,410
Total current liabilities	1,045,249	432,805	619,666	(1,353,873)	743,847
Long-term debt, net of current maturities	3,073,415	2,554	109,302	—	3,185,271
Intercompany long-term debt	—	349,173	(421,709)	72,536	—
Employee benefit obligations, net of current portion	33,016	—	76,324	—	109,340
Deferred income taxes	42,598	256,898	203,958	—	503,454
Other	12,045	1,062	11,738	—	24,845
Total liabilities	4,206,323	1,042,492	599,279	(1,281,337)	4,566,757
Shareholders’ equity:
Other capital	1,394,424	3,181,285	2,218,803	(5,408,706)	1,385,806
Accumulated (deficit) retained earnings	(406,513)	780,417	172,322	(952,739)	(406,513)
Accumulated other comprehensive loss	(56,310)	(39,365)	(35,315)	74,680	(56,310)
Total shareholders’ equity	931,601	3,922,337	2,355,810	(6,286,765)	922,983
Non-controlling interest	50,932	57,124	57,124	(114,248)	50,932
Total equity	982,533	3,979,461	2,412,934	(6,401,013)	973,915
Total liabilities and shareholders’ equity	$5,188,856	$5,021,953	$3,012,213	$(7,682,350)	$5,540,672

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Month Period Ended June 30, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$138,746	$344,883	$870,895	$(264,699)	$1,089,825
Cost of goods sold	103,974	226,763	638,178	(262,862)	706,053
Restructuring and related charges	—	275	738	—	1,013
Gross profit	34,772	117,845	231,979	(1,837)	382,759
Operating expenses:
Selling	17,018	37,834	110,585	(259)	165,178
General and administrative	16,446	20,108	33,503	—	70,057
Research and development	4,806	2,490	4,190	—	11,486
Acquisition and integration related charges	5,294	967	1,486	—	7,747
Restructuring and related charges	3,415	2,856	5,961	—	12,232
Total operating expense	46,979	64,255	155,725	(259)	266,700
Operating income	(12,207)	53,590	76,254	(1,578)	116,059
Interest expense	55,686	980	4,847	3	61,516
Other (income) expense, net	(87,536)	(54,320)	2,714	141,755	2,613
(Loss) income from continuing operations before income taxes	19,643	106,930	68,693	(143,336)	51,930
Income tax expense	(17,118)	16,666	15,637	(16)	15,169
Net (loss) income	36,761	90,264	53,056	(143,320)	36,761
Less: Net income attributable to non-controlling interest	263	263	263	(526)	263
Net (loss) income attributable to controlling interest	$36,498	$90,001	$52,793	$(142,794)	$36,498

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Three Month Period Ended June 30, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$36,761	$90,264	$53,056	$(143,320)	$36,761
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(7,830)	(7,834)	(8,113)	15,947	(7,830)
Unrealized gain on derivative instruments	1,780	1,926	1,926	(3,852)	1,780
Defined benefit pension loss	(52)	(52)	(52)	104	(52)
Other comprehensive (loss) income	(6,102)	(5,960)	(6,239)	12,199	(6,102)
Comprehensive (loss) income	30,659	84,304	46,817	(131,121)	30,659
Less: Comprehensive income attributable to non-controlling interest	263	263	263	(526)	263
Comprehensive (loss) income attributable to controlling interest	30,396	84,041	46,554	(130,595)	30,396

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Month Period Ended July 1, 2012
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$149,130	$357,363	$433,024	$(114,714)	$824,803
Cost of goods sold	109,719	239,647	296,558	(114,855)	531,069
Restructuring and related charges	—	804	1,234	—	2,038
Gross profit	39,411	116,912	135,232	141	291,696
Operating expenses:
Selling	18,348	40,096	71,552	(145)	129,851
General and administrative	5,131	21,435	23,532	628	50,726
Research and development	5,000	2,713	884	—	8,597
Acquisition and integration related charges	1,055	3,003	1,216	—	5,274
Restructuring and related charges	140	659	1,059	—	1,858
	29,674	67,906	98,243	483	196,306
Operating (loss) income	9,737	49,006	36,989	(342)	95,390
Interest expense	35,204	1,401	3,078	3	39,686
Other (income) expense, net	(66,677)	(16,711)	2,035	83,577	2,224
(Loss) income from continuing operations before income taxes	41,210	64,316	31,876	(83,922)	53,480
Income tax (benefit) expense	(17,641)	5,814	6,333	123	(5,371)
Net (loss) income	$58,851	$58,502	$25,543	$(84,045)	$58,851

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Three Month Period Ended July 1, 2012
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$58,851	$58,502	$25,543	$(84,045)	$58,851
Other comprehensive income, net of tax:
Foreign currency translation	(34,147)	(34,357)	(35,088)	69,444	(34,148)
Unrealized loss on derivative instruments	1,474	2,714	2,715	(5,428)	1,475
Defined benefit pension gain (loss)	422	422	422	(844)	422
Other comprehensive income	(32,251)	(31,221)	(31,951)	63,172	(32,251)
Comprehensive (loss) income	26,600	27,281	(6,408)	(20,873)	26,600

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Nine Month Period Ended June 30, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$466,600	$868,542	$2,256,031	$(643,324)	$2,947,849
Cost of goods sold	340,769	590,325	1,656,965	(638,727)	1,949,332
Restructuring and related charges	—	1,854	2,844	—	4,698
Gross profit	125,831	276,363	596,222	(4,597)	993,819
Operating expenses:
Selling	56,222	107,418	302,037	(716)	464,961
General and administrative	51,182	56,660	88,216	19	196,077
Research and development	13,330	7,424	10,763	—	31,517
Acquisition and integration related charges	32,099	3,631	4,828	—	40,558
Restructuring and related charges	3,877	9,195	9,966	—	23,038
	156,710	184,328	415,810	(697)	756,151
Operating (loss) income	(30,879)	92,035	180,412	(3,900)	237,668
Interest expense	168,808	3,132	13,705	7	185,652
Other (income) expense, net	(170,869)	(121,518)	7,531	292,797	7,941
(Loss) income from continuing operations before income taxes	(28,818)	210,421	159,176	(296,704)	44,075
Income tax (benefit) expense	(17,965)	35,106	38,419	(632)	54,928
Net (loss) income	(10,853)	175,315	120,757	(296,072)	(10,853)
Less: Net loss attributable to non-controlling interest	8	8	8	(16)	8
Net (loss) income attributable to controlling interest	$(10,861)	$175,307	$120,749	$(296,056)	$(10,861)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Nine Month Period Ended June 30, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(10,853)	$175,315	$120,757	$(296,072)	$(10,853)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(25,385)	(25,457)	(25,817)	51,274	(25,385)
Unrealized gain on derivative instruments	2,858	4,209	4,209	(8,418)	2,858
Defined benefit pension loss	(348)	(347)	(347)	694	(348)
Other comprehensive (loss) income	(22,875)	(21,595)	(21,955)	43,550	(22,875)
Comprehensive (loss) income	(33,728)	153,720	98,802	(252,522)	(33,728)
Less: Comprehensive loss attributable to non-controlling interest	8	8	8	(16)	8
Comprehensive (loss) income attributable to controlling interest	(33,736)	153,712	98,794	(252,506)	(33,736)

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Nine Month Period Ended July 1, 2012
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$43,570	$139,409	$99,746	$(239,155)	$43,570
Other comprehensive income, net of tax:
Foreign currency translation	(30,538)	(30,462)	(30,415)	60,877	(30,538)
Unrealized gain (loss) on derivative instruments	2,370	2,211	2,211	(4,422)	2,370
Defined benefit pension gain	924	5,261	645	(5,906)	924
Other comprehensive income	(27,244)	(22,990)	(27,559)	50,549	(27,244)
Comprehensive (loss) income	16,326	116,419	72,187	(188,606)	16,326

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Nine Month Period Ended June 30, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(230,744)	$41,163	$672,999	$(559,256)	$(75,838)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,857)	(5,958)	(24,421)	—	(45,236)
Acquisition of Shaser, net of cash acquired	—	—	(42,510)	—	(42,510)
Acquisition of the HHI Business, net of cash acquired	—	(1,351,008)	—	—	(1,351,008)
Other investing activities	73	(1,289)	75	—	(1,141)
Net cash used by investing activities	(14,784)	(1,358,255)	(66,856)	—	(1,439,895)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	700,000	—	92,000	—	792,000
Proceeds from issuance of 6.375% Notes	520,000	—	—	—	520,000
Proceeds from issuance of 6.625% Notes	570,000	—	—	—	570,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(406,904)	—	—	—	(406,904)
Debt issuance costs	(42,333)	—	(2,136)	—	(44,469)
Other debt financing, net	—	—	17,080	—	17,080
Reduction of other debt	—	—	(1,970)	—	(1,970)
ABL revolving credit facility, net	69,500	—	—	—	69,500
Capital contribution from parent	28,562	—	—	—	28,562
Cash dividends paid to parent	(61,842)	—	—	—	(61,842)
Share based award tax withholding payments	(20,141)	—	—	—	(20,141)
Advances related to intercompany transactions	(1,117,361)	1,306,522	(748,417)	559,256	—
Net cash provided (used) by financing activities	239,481	1,306,522	(643,443)	559,256	1,461,816
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(1,870)	—	(1,870)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,181)	—	(3,181)
Net (decrease) increase in cash and cash equivalents	(6,047)	(10,570)	(42,351)	—	(58,968)
Cash and cash equivalents, beginning of period	6,729	13,302	137,841	—	157,872
Cash and cash equivalents, end of period	$682	$2,732	$95,490	$—	$98,904

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Nine Month Period Ended July 1, 2012
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	(46,049)	188,635	125,730	(336,244)	(67,928)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,321)	(9,719)	(9,077)	—	(33,117)
Acquisition of Black Flag	—	(43,750)	—	—	(43,750)
Acquisition of FURminator, net of cash	—	(139,390)	—	—	(139,390)
Other investing activities	135	(92)	(1,670)	—	(1,627)
Net cash used by investing activities	(14,186)	(192,951)	(10,747)	—	(217,884)
Cash flows from financing activities:
Proceeds from 6.75% Notes	300,000	—	—	—	300,000
Payment of 12% Notes, including tender and call premium	(270,431)	—	—	—	(270,431)
Proceeds from new 9.5% Notes, including premium	217,000	—	—	—	217,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(4,091)	—	—	—	(4,091)
Debt issuance costs	(11,163)	—	—	—	(11,163)
Other debt financing, net	—	—	6,192	—	6,192
Reduction of other debt	(25,000)	—	(2,992)	—	(27,992)
ABL revolving credit facility, net	2,500	—	—	—	2,500
Share based award tax withholding payments	(3,936)	—	—	—	(3,936)
Other financing activities	—	(953)	—	—	(953)
Proceeds from (advances related to) intercompany transactions	(144,229)	(1,360)	(190,655)	336,244	—
Net cash provided (used) by financing activities	60,650	(2,313)	(187,455)	336,244	207,126
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,429)	—	(1,429)
Net (decrease) increase in cash and cash equivalents	415	(6,629)	(73,901)	—	(80,115)
Cash and cash equivalents, beginning of period	49	8,789	133,576	—	142,414
Cash and cash equivalents, end of period	$464	$2,160	$59,675	$—	$62,299

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

Results of Operations
Fiscal Quarter and Fiscal Nine Months Ended June 30, 2013 Compared to Fiscal Quarter and Fiscal Nine Months Ended July 1, 2012
In this Quarterly Report on Form 10-Q we refer to the three month period ended June 30, 2013 as the “Fiscal 2013 Quarter,” the nine month period ended June 30, 2013 as the “Fiscal 2013 Nine Months,” the three month period ended July 1, 2012 as the “Fiscal 2012 Quarter,” and the nine month period ended July 1, 2012 as the “Fiscal 2012 Nine Months.”

Net Sales. Net sales for the Fiscal 2013 Quarter increased $265 million to $1,090 million from $825 million in the Fiscal 2012 Quarter, a 32% increase. The following table details the principal components of the change in net sales from the Fiscal 2012 Quarter to the Fiscal 2013 Quarter (in millions):

Net Sales
Fiscal 2012 Quarter Net Sales	$825
Addition of hardware and home improvement products	285
Increase in pet supplies	1
Decrease in electric shaving and grooming products	(1)
Decrease in consumer batteries	(3)
Decrease in small appliances	(4)
Decrease in home and garden control products	(10)
Foreign currency impact, net	(3)
Fiscal 2013 Quarter Net Sales	$1,090

Net sales for the Fiscal 2013 Nine Months increased $528 million to $2,948 million from $2,420 million in the Fiscal 2012 Nine Months, a 22% increase. The following table details the principal components of the change in net sales from the Fiscal 2012 Nine Months to the Fiscal 2013 Nine Months (in millions):

Net Sales
Fiscal 2012 Nine Months Net Sales	$2,420
Addition of hardware and home improvement products	576
Increase in pet supplies	11
Increase in consumer batteries	1
Increase in electric personal care products	3
Decrease in electric shaving and grooming products	(6)
Decrease in home and garden control products	(11)
Decrease in small appliances	(33)
Foreign currency impact, net	(13)
Fiscal 2013 Nine Months Net Sales	$2,948

Consolidated net sales by product line for the Fiscal 2013 Quarter, the Fiscal 2012 Quarter, the Fiscal 2013 Nine Months and the Fiscal 2012 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2013	2012	2013	2012
Product line net sales
Consumer batteries	$207	$211	$678	$685
Small appliances	169	173	543	576
Pet supplies	156	157	457	449
Home and garden control products	157	167	289	300
Electric personal care products	54	54	197	195
Electric shaving and grooming products	62	63	208	215
Hardware and home improvement products	285	—	576	—
Total net sales to external customers	$1,090	$825	$2,948	$2,420

Global consumer battery sales decreased $4 million, or 2%, during the Fiscal 2013 Quarter versus the Fiscal 2012 Quarter. Excluding the negative foreign exchange impacts of $1 million, global consumer battery sales decreased $3 million, or 1%. The decline in global consumer battery sales on a constant currency basis was driven by the non-recurrence of Fiscal 2012 Quarter promotions and inventory management at key retailers, tempered by new customer listings and expansion into new channels. Global consumer battery sales decreased $7 million, or 1%, during the Fiscal 2013 Nine Months compared to the Fiscal 2012 Nine Months. Excluding the impact of negative foreign exchange of $8 million, global consumer battery sales increased $1 million. The slight constant currency increase in global consumer battery sales was primarily attributable to new customer listings, expansion into new channels and increased portable lighting sales due to successful new product offerings and severe weather in the U.S., tempered by the non-recurrence of promotions and inventory management at key customers discussed above for the Fiscal 2013 Quarter.
Small appliance sales decreased $4 million, or 3%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by decreased North American sales of $5 million, partially offset by increased Latin American sales of $1 million. Decreased North American sales were attributable to the planned exit of low margin products which accounted for a decrease of nearly $10 million in sales, driving an improvement in gross margin of nearly 350 basis points for the product line, tempered by strong sales at key customers. Gains within Latin America were driven by increased seasonal promotions. Small appliances sales decreased $33 million, or 6%, during the Fiscal 2013 Nine Months versus the Fiscal 2012 Nine Months, primarily attributable to declines in North American and Latin American sales of $42 million and $1 million, respectively, partially offset by a $10 million increase in European small appliance sales. The North American sales declines were attributable to the planned exit of certain low margin products. Strong small appliances sales in Europe were driven by market share gains in the United Kingdom, regional expansion in both Eastern and Western Europe and successful new product lines.
Pet supply sales decreased $1 million, or 1%, during the Fiscal 2013 Quarter, attributable to negative foreign currency exchange impacts of $2 million, partially offset by increased aquatics sales of $1 million. The gain in aquatics sales resulted from increased aquarium starter kits and systems sales in North America, tempered by decreased tropical food and outdoor pond product sales in Europe driven by a cooler spring. Pet supply sales increased $8 million, or 2%, during the Fiscal 2013 Nine Months versus the Fiscal 2012 Nine Months, attributable to increased companion animal sales of $14 million, tempered by a $2 million decline in aquatics sales and $4 million of negative foreign currency impacts. Gains in companion animal sales were driven by growth in the Dingo brand, increased litter pan sales in North America and the inclusion of FURminator sales for the full period as the acquisition was completed on December 22, 2011. The decline in aquatic sales is a result of the previously mentioned decline in tropical food and outdoor pond product sales in Europe, partially offset by strong starter kit and system sales in North America.
Home and garden control product sales decreased $10 million, or 6%, during the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter, driven by a $15 million decline in household insect control sales, partially offset by a $5 million increase in lawn and garden control sales, which was driven by the late arrival of warm weather in the fiscal year ending September 30, 2013 ("Fiscal 2013") resulting in a delay to the major selling season for these products. Lawn and garden controls began to recover in the Fiscal 2013 Quarter driving quarter over quarter increases in this category. Home and garden product sales decreased $11 million, or 4%, in the Fiscal 2013 Nine Months versus the Fiscal 2012 Nine Months, driven by the delayed start to the selling season discussed for the Fiscal 2013 Quarter, tempered by gains in the first quarter of Fiscal 2013 from new retail distribution, inclusion of Black Flag sales for the full period, as the acquisition was completed on October 31, 2011, and retail replenishment following strong sales in the fourth quarter of the fiscal year ended September 30, 2012 ("Fiscal 2012").

Electric personal care sales were flat in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter. Geographically, European sales increased $4 million, driven by additional distribution channels and new innovative products, which was offset by $3 million and $1 million decreases in Latin American and North American sales, respectively. The declines in Latin America were a result of decreased promotions and lower sales to customers who export to Venezuela, partially offset by distribution gains in Brazil and Central America. Electric personal care sales increased $2 million, or 1%, in the Fiscal 2013 Nine Months versus the Fiscal 2012 Nine Months, resulting from a sales increase of $6 million in Europe, driven by the factors described above for the Fiscal 2013 Quarter, coupled with additional customer gains. The gains were tempered by a $3 million decline in Latin American sales, also driven by the factors discussed above, and negative foreign exchange impacts of $1 million.
During the Fiscal 2013 Quarter, electric shaving and grooming product sales decreased $1 million, or 2%, due to a $4 million decrease in North American sales, tempered by a $3 million increase in European sales. The declines in North American sales resulted from decreased retail space available for the product category at a major retailer and customer inventory management; whereas, European sales gains were driven by successful new product launches and promotions. Electric shaving and grooming product sales decreased $7 million, or 3%, during the Fiscal 2013 Nine Months compared to the Fiscal 2012 Nine Months, attributable to an $11 million decline in North American sales, a $1 million decline in Latin American sales and $1 million of negative foreign currency impacts, partially offset by a $6 million increase in European sales. North American sales declines were driven by labor disruptions at U.S. ports of entry during the peak holiday period coupled with the factors discussed above for the Fiscal 2013 Quarter, while European sales gains were driven by successful new product launches, promotions and customer gains. The decrease in Latin American sales was driven by lower sales to customers who export to Venezuela and import restrictions in Argentina, tempered by expansion in Brazil driven by successful new product launches and distribution gains.
Hardware and home improvement sales were $285 million during the Fiscal 2013 Quarter and $576 million for the Fiscal 2013 Nine Months, reflecting the results of the HHI Business, excluding TLM Taiwan, subsequent to the acquisition on December 17, 2012. The results of TLM Taiwan are reflected subsequent to April 8, 2013.
Gross Profit. Gross profit for the Fiscal 2013 Quarter was $383 million versus $292 million for the Fiscal 2012 Quarter. The HHI Business contributed $101 million in Gross profit. Our gross profit margin for the Fiscal 2013 Quarter decreased to 35.1% from 35.4% in the Fiscal 2012 Quarter. The decrease in gross profit margin was driven by unfavorable product mix and increased product costs.
Gross profit for the Fiscal 2013 Nine Months was $994 million versus $836 million for the Fiscal 2012 Nine Months. The increase in gross profit was driven by the acquisition of the HHI Business which contributed $169 million in Gross profit in the Fiscal 2013 Nine Months. Our gross profit margin for the Fiscal 2013 Nine Months decreased to 33.7% from 34.5% in the Fiscal 2012 Nine Months. The decrease in gross profit margin was driven by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which more than offset improvements to gross profit resulting from the exit of low margin products in our small appliances category.
Operating Expenses. Operating expenses for the Fiscal 2013 Quarter totaled $267 million compared to $196 million for the Fiscal 2012 Quarter, representing an increase of $71 million. The increase in operating expenses during the Fiscal 2013 Quarter is primarily attributable to the acquisition of the HHI Business which accounted for $59 million in operating expenses and led to a $3 million increase in Acquisition and integration related charges. Furthermore, we incurred a $10 million increase in Restructuring and related charges primarily attributable to the Global Expense Rationalization Initiative announced in the Fiscal 2013 Quarter and an increase in stock compensation expense of $13 million, tempered by $13 million in savings across all segments from our cost reduction initiatives and positive foreign exchange impacts of $1 million.
Operating expenses for the Fiscal 2013 Nine Months totaled $756 million compared to $601 million for the Fiscal 2012 Nine Months. The $155 million increase in operating expenses during the Fiscal 2013 Nine Months is primarily attributable to the acquisition of the HHI Business which accounted for $124 million in operating expenses and led to a $20 million increase in Acquisition and integration related charges. Furthermore, we incurred a $16 million increase in Restructuring and related charges and an increase in stock compensation expense of $17 million, tempered by $18 million in savings across all segments from our cost reduction initiatives and positive foreign exchange impacts of $4 million.
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
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated Spectrum Brands for the Fiscal 2013 Quarter, the Fiscal 2013 Nine Months, the Fiscal 2012 Quarter and the Fiscal 2012 Nine Months:

Fiscal 2013 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$32	$24	$43	$40	$(103)	$36
Income tax expense	—	—	—	—	15	15
Interest expense	—	—	—	—	62	62
Acquisition and integration related charges	1	1	—	1	5	8
Restructuring and related charges	9	1	—	2	1	13
Adjusted EBIT	$42	$26	$43	$43	$(20)	$134
Depreciation and amortization (c)	17	7	3	10	18	55
Adjusted EBITDA	$59	$33	$46	$53	$(2)	$189

Fiscal 2013 Nine Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$159	$51	$59	$37	$(317)	$(11)
Pre-acquisition earnings of HHI (b)	—	—	—	30	—	30
Income tax expense	—	—	—	—	55	55
Interest expense	—	—	—	—	185	185
Acquisition and integration related charges	4	2	—	4	30	40
Restructuring and related charges	12	9	—	5	1	27
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$177	$62	$59	$107	$(46)	$359
Depreciation and amortization (c)	50	22	9	20	32	133
Adjusted EBITDA	$227	$84	$68	$127	$(14)	$492

Fiscal 2012 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$41	$19	$44	$—	$(45)	$59
Pre-acquisition earnings of HHI (b)	—	—	—	52	—	52
Income tax benefit	—	—	—	—	(5)	(5)
Interest expense	—	—	—	—	40	40
Acquisition and integration related charges	3	2	—	—	—	5
Restructuring and related charges	2	2	—	—	—	4
Adjusted EBIT	$46	$23	$44	$52	$(10)	$155
Depreciation and amortization (c)	16	7	3	—	4	30
Adjusted EBITDA	$62	$30	$47	$52	$(6)	$185

Fiscal 2012 Nine Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$166	$47	$59	$—	$(229)	$43
Pre-acquisition earnings of HHI (b)	—	—	—	130	—	130
Income tax expense	—	—	—	—	39	39
Interest expense	—	—	—	—	150	150
Acquisition and integration related charges	11	3	1	—	5	21
Restructuring and related charges	7	7	1	—	1	16
Adjusted EBIT	$184	$57	$61	$130	$(34)	$399
Depreciation and amortization (c)	46	20	9	—	16	91
Adjusted EBITDA	$230	$77	$70	$130	$(18)	$490

  ______________________________

(a)
It is the Company's policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)
The Pre-acquisition earnings of HHI do not include the TLM Taiwan business as stand alone financial data is not available for the periods periods presented. The TLM Taiwan business is not deemed material to the Company's operating results.

(c)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Nine Months
	2013	2012	2013	2012
	(in millions)
Net sales to external customers	$492	$501	$1,626	$1,670
Segment profit	$45	$47	$182	$186
Segment profit as a % of net sales	9.1%	9.4%	11.2%	11.1%
Segment Adjusted EBITDA	$59	$62	$227	$230
Assets as of June 30, 2013 and September 30, 2012	$2,214	$2,243	$2,214	$2,243

Segment net sales to external customers in the Fiscal 2013 Quarter decreased $9 million to $492 million from $501 million during the Fiscal 2012 Quarter, a 2% decrease. Global Batteries & Appliances sales declines were attributable to decreases of $4 million in small appliances, $3 million in consumer batteries and $1 million in the electric shaving and grooming product category, coupled with $1 million of negative foreign exchange impacts. In small appliances, North American sales declines of $5 million more than offset gains of $1 million in Latin America. The decrease in North American sales resulted from management initiatives to exit low margin products, driving a nearly $10 million decrease in sales with an overall increase in profitability as a percentage of net sales for the product category, tempered by strong sales to key customers. Gains in Latin America were driven by increased seasonal promotions. The decline in global consumer battery sales on a constant currency basis was driven by the non-recurrence of Fiscal 2012 Quarter promotions and inventory management at key vendors, partially offset by new customer listings and expansion into new channels. Electric shaving and grooming sales decreased $1 million, resulting from a decrease of $4 million in North America, primarily attributable to decreased retail space available for the product category at a major customer coupled with retailer inventory management. These sales decreases were tempered by a $3 million increase in electric shaving and grooming sales in Europe due to successful new product launches and promotions. Electric personal care sales were flat in the Fiscal 2013 Quarter compared to the Fiscal 2012 Quarter.
Segment net sales to external customers in the Fiscal 2013 Nine Months decreased $44 million to $1,626 million from $1,670 million during the Fiscal 2012 Nine Months, a 3% decrease, driven by a $33 million decrease in small appliance sales, a $6 million decrease in electric shaving and grooming sales and $9 million of negative foreign exchange impacts. These declines were partially offset by increases of $3 million and $1 million in electric personal care sales and consumer batteries, respectively. The decline in small appliance sales was predominately driven by North American sales declines of $42 million and sales declines in Latin America of $1 million, partially offset by European sales gains of $10 million. The decrease in North American sales was driven by the same factors discussed above for the Fiscal 2013 Quarter. The sales declines in Latin American small appliance sales were attributable to a reduction in sales to customers who export to Venezuela, tempered by the sales gains discussed above for the Fiscal 2013 Quarter. Gains in European small appliance sales were driven by increased market share in the United Kingdom, regional expansion in Eastern and Western Europe and successful new product lines. The $6 million decrease in electric shaving and grooming sales was attributable to an $11 million decrease in North American sales driven by labor disruptions at U.S. ports of entry during the peak holiday period coupled with the factors discussed above for the Fiscal 2013 Quarter. Electric shaving and grooming sales also decreased $1 million in Latin America due to a decrease in sales to customers who export to Venezuela and import restrictions in Argentina, tempered by expansion in Brazil driven by successful new product launches and distribution gains. These sales declines were tempered by sales gains in the electric shaving and grooming category in Europe of $6 million resulting from successful new product launches, promotions and customer gains. Electric personal care sales increased $3 million in the Fiscal 2013 Nine Months compared to the Fiscal 2012 Nine Months, driven by an increase of $6 million in Europe resulting from new customer gains, partially offset by a sales decline of $3 million in Latin America, attributable to the factors discussed above for the Fiscal 2013 Quarter. Global consumer battery sales increased $1 million in the Fiscal 2013 Nine Months compared to the Fiscal 2012 Nine Months, driven by new customer listings, expansion into new channels and increased portable lighting sales as a result of successful new product offerings and severe weather in the U.S., tempered by the declines discussed above for the Fiscal 2013 Quarter.

Segment profit in the Fiscal 2013 Quarter decreased to $45 million from $47 million in the Fiscal 2012 Quarter. Segment profitability as a percentage of net sales decreased to 9.1% in the Fiscal 2013 Quarter compared to 9.4% in the Fiscal 2012 Quarter. The decrease in segment profit and profitability as a percent of sales was driven by decreased sales, unfavorable product mix and pricing pressures in the U.S., partially offset by cost improvements.

Segment profit in the Fiscal 2013 Nine Months decreased to $182 million from $186 million in the Fiscal 2012 Nine Months, primarily attributable to unfavorable product mix and pricing pressures in the U.S, coupled with the decrease in sales. Segment profitability as a percentage of net sales increased to 11.2% in the Fiscal 2013 Quarter versus 11.1% in the Fiscal 2012 Nine Months, driven by the exit of low margin products in the small appliances category, which offset the unfavorable mix and pricing pressures in the U.S.
Segment Adjusted EBITDA in the Fiscal 2013 Quarter decreased to $59 million from $62 million in the Fiscal 2012 Quarter while segment Adjusted EBITDA in the Fiscal 2013 Nine Months decreased to $227 million from $230 million in the Fiscal 2012 Nine Months. The decrease in segment Adjusted EBITDA for both periods was driven by the factors discussed above for the decline in segment profit for each respective period.
Segment assets at June 30, 2013 decreased to $2,214 million from $2,243 million at September 30, 2012. The decrease is primarily due to the acquisition of Shaser, more than offset by a changes in working capital. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting which occurred during the year ended September 30, 2009 ("Fiscal 2009") and acquisitions, increased to $1,319 million at June 30, 2013 from $1,261 million at September 30, 2012, primarily due to the acquisition of Shaser.
Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2013	2012	2013	2012
	(in millions)
Net sales to external customers	$156	$157	$457	$449
Segment profit	$27	$22	$63	$58
Segment profit as a % of net sales	17.0%	14.3%	13.8%	12.9%
Segment Adjusted EBITDA	$33	$30	$84	$77
Assets as of June 30, 2013 and September 30, 2012	$959	$956	$959	$956

Segment net sales to external customers in the Fiscal 2013 Quarter decreased $1 million to $156 million compared to $157 million in the Fiscal 2012 Quarter, driven by negative foreign currency impacts of $2 million, partially offset by a $1 million increase in aquatics sales. The increase in aquatics sales resulted from strong aquarium starter kit and systems sales in North America, tempered by lower aquatic nutrition and water care product sales related to outdoor ponds in Europe attributable to a cooler spring. Segment net sales to external customers in the Fiscal 2013 Nine Months increased $8 million to $457 million compared to $449 million in the Fiscal 2012 Nine Months led by increased companion animal sales of $14 million, driven by growth in the Dingo brand, increased litter pan sales in North America and the FURminator acquisition. The increase in companion animal sales was tempered by a $2 million decline in aquatics sales, primarily due to decreased sales for aquatic nutrition and pond water care products in Europe. Foreign currency exchange negatively impacted pet supply sales in the Fiscal 2013 Nine Months by $4 million.
Segment profit increased to $27 million in the Fiscal 2013 Quarter compared to $22 million in the Fiscal 2012 Quarter, and segment profitability as a percentage of sales in the Fiscal 2013 Quarter increased to 17.0% from 14.3% in Fiscal 2012 Quarter, resulting from cost improvements and operating expense reductions, which offset product cost increases.
Segment profit increased $5 million to $63 million in the Fiscal 2013 Nine Months compared to $58 million in the Fiscal 2012 Nine Months. Segment profitability as a percentage of sales in the Fiscal 2013 Nine Months increased to 13.8%, compared to 12.9% in the same period last year. The increase in segment profit and profitability as a percentage of sales was driven by increased sales and the factors discussed above for the Fiscal 2013 Quarter, tempered by increased cost of goods sold during the Fiscal 2013 Nine Months resulting from unfavorable manufacturing variances driven by plant shutdowns during the fourth quarter of Fiscal 2012.

Segment Adjusted EBITDA in the Fiscal 2013 Quarter increased $3 million, to $33 million, from $30 million in the Fiscal 2012 Quarter. Segment Adjusted EBITDA in the Fiscal 2013 Nine Months increased $7 million, to $84 million from $77 million in the Fiscal 2012 Nine Months. The increase in Adjusted EBITDA was driven by the factors discussed above for segment profit.
Segment assets at June 30, 2013 increased to $959 million from $956 million at September 30, 2012. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased slightly to $699 million at June 30, 2013 from $715 million at September 30, 2012.

Home and Garden Business

	Fiscal Quarter		Fiscal Nine Months
	2013	2012	2013	2012
	(in millions)
Net sales to external customers	$157	$167	$289	$300
Segment profit	$43	$44	$60	$61
Segment profit as a % of net sales	27.5%	26.5%	20.6%	20.1%
Segment Adjusted EBITDA	$46	$47	$68	$70
Assets as of June 30, 2013 and September 30, 2012	$543	$508	$543	$508

Segment net sales to external customers decreased $10 million, or 6%, during the Fiscal 2013 Quarter, to $157 million, compared to $167 million in the Fiscal 2012 Quarter, resulting from a $15 million decline in household insect control sales, driven by the late arrival of warm weather in Fiscal 2013, which delayed the major selling season for this product category. In household insect control sales, retail orders and July point of sales information appears to point to a strong fourth quarter performance in this category for Fiscal 2013 compared to the prior year. Declines in household insect sales were tempered by a $5 million increase in lawn and garden control sales, as this category began to recover from the late start of the selling season. Segment net sales to external customers decreased $11 million, or 4%, during the Fiscal 2013 Nine Months, to $289 million, compared to $300 million in the Fiscal 2012 Nine Months, resulting from a $10 million decrease in household insect sales coupled with a $1 million decrease in lawn and garden control sales. The decrease in household insect control sales was driven by the factors discussed above for the Fiscal 2013 Quarter, tempered by gains in retail distribution and the Black Flag acquisition. The decline in lawn and garden control sales is attributable to the late arrival of warm weather discussed above, which drove down sales earlier in the year.
Segment profitability in the Fiscal 2013 Quarter declined $1 million, to $43 million, from $44 million in the Fiscal 2012 Quarter driven by the decrease in sales for the Fiscal 2013 Quarter, tempered by strong operating expense management. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter improved to 27.5%, from 26.5% in the same period last year.
Segment profitability in the Fiscal 2013 Nine Months decreased $1 million, to $60 million, from $61 million in the Fiscal 2012 Nine Months. Segment profitability as a percentage of sales in the Fiscal 2013 Nine Months improved to 20.6%, from 20.1% in the Fiscal 2012 Nine Months, attributable to the factors discussed above for the Fiscal 2013 Quarter.
Segment Adjusted EBITDA was $46 million in the Fiscal 2013 Quarter, a decrease of $1 million compared to segment Adjusted EBITDA of $47 million in the Fiscal 2012 Quarter, driven by decreased sales due to the late arrival of warm weather, tempered by cost and operating expense improvements.
Segment Adjusted EBITDA declined $2 million to $68 million in the Fiscal 2013 Nine Months compared to segment Adjusted EBITDA of $70 million in the Fiscal 2012 Nine Months, resulting from the factors discussed above for the Fiscal 2013 Quarter.
Segment assets at June 30, 2013 increased to $543 million from $508 million at September 30, 2012. The increase in segment assets was driven by a normal seasonal increases in inventory and accounts receivable in conjunction with the start of our major selling season. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $427 million at June 30, 2013, from $433 million at September 30, 2012, driven by amortization of intangible assets.

Hardware & Home Improvement

	Fiscal Quarter	Fiscal Nine Months
	2013	2013
	(in millions)
Net sales to external customers	$285	$576
Segment profit	$43	$46
Segment profit as a % of net sales	15.1%	8.1%
Segment Adjusted EBITDA	$53	$127
Assets as of June 30, 2013	$1,787	$1,787

Results of the HHI Business, reported as a separate business segment, Hardware & Home Improvement, relate to operations from the acquisition date, December 17, 2012, through the end of the Fiscal 2013 Quarter.
Segment net sales to external customers were $285 million during the Fiscal 2013 Quarter, an increase of 12.7 percent compared to $253 million as if the HHI Business was combined with Spectrum Brands in the Fiscal 2012 Quarter. The revenue growth was driven by double-digit improvements in the HHI Business' U.S. residential security and plumbing categories. Segment net sales to external customers were $576 million in the Fiscal 2013 Nine Months, or $768 million on a proforma basis compared to pro forma sales of $717 million in the Fiscal 2012 Nine Months, as if the acquisition had occurred at the beginning of both periods. The Fiscal 2013 Nine Months sales growth was driven by the improvements discussed above in the U.S. residential security and plumbing categories for the Fiscal 2013 Quarter.
Segment profit in the Fiscal 2013 Quarter and the Fiscal 2013 Nine Months was $43 million and $46 million, respectively. Segment profitability as a percentage of sales in the Fiscal 2013 Quarter and the Fiscal 2013 Nine Months was 15.1% and 8.1%, respectively. Decreased segment profitability as a percentage of sales in the Fiscal 2013 Nine Months was driven by by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition.
Segment Adjusted EBITDA was $53 million in the Fiscal 2013 Quarter and $127 million in the Fiscal 2013 Nine Months.
Segment assets at June 30, 2013 were $1,787 million. Goodwill and intangible assets were $1,194 million at June 30, 2013.
See Note 14, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the HHI Business acquisition.
Corporate Expense. Our corporate expense was $20 million in the Fiscal 2013 Quarter compared to $9 million in the Fiscal 2012 Quarter, primarily attributable to a $13 million increase in stock based compensation expense. Corporate expense as a percentage of consolidated net sales for the Fiscal 2013 Quarter increased to 1.9% versus 1.1% for the Fiscal 2012 Quarter, driven by the increase in stock compensation expense discussed above.
Our corporate expense was $45 million in the Fiscal 2013 Nine Months compared to $33 million in the Fiscal 2012 Nine Months. This increase is primarily attributable to a $17 million increase in stock based compensation expense, tempered by operating expense improvements. Corporate expense as a percentage of consolidated net sales for the Fiscal 2013 Nine Months increased to 1.5% versus 1.4% for the Fiscal 2012 Nine Months, driven by the increase in stock compensation expense discussed above.
Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, "Significant Accounting Policies - Acquisition and Integration Related Charges" to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further detail regarding our Acquisition and integration related charges.

Restructuring and Related Charges. See Note 12, “Restructuring and Related Charges” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding our restructuring and related charges.

Interest Expense. Interest expense in the Fiscal 2013 Quarter was $62 million compared to $40 million in the Fiscal 2012 Quarter. The $22 million increase in interest expense in the Fiscal 2013 Quarter is primarily related to an increase of approximately $21 million in interest expense related to additional debt financing incurred in conjunction with the acquisition of the HHI Business.
Interest expense in the Fiscal 2013 Nine Months was $186 million compared to $150 million in the Fiscal 2012 Nine Months. The increase in interest expense in the Fiscal 2013 Nine Months of $36 million is primarily due to $23 million in costs incurred related to the financing of the acquisition of the HHI Business coupled with the corresponding $21 million of quarterly interest expense discussed above, partially offset by the non-recurrence of costs incurred in connection with the replacement of our 12% Notes, savings related to the refinancing of the 12% Notes and lower other debt. Expenses related to the financing included: (i) $13 million of cash costs related to bridge financing commitments; (ii) $2 million of cash costs related to a fee on the Term Loan incurred prior to the closing of the transaction; (iii) $3 million related to cash costs for underwriting, legal, accounting and other fees; and (iv) $5 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the former term loan facility that was refinanced in connection with the acquisition. See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Income Taxes. Our effective tax rates for the Fiscal 2013 Quarter and the Fiscal 2013 Nine Months were 29% and 125%, respectively. Our effective tax rates for the Fiscal 2012 Quarter and the Fiscal 2012 Nine Months were (10)% and 47%, respectively. Our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal in the Fiscal 2013 Nine Months of U.S. valuation allowances of $49 million on deferred tax assets as a result of the acquisition of the HHI Business and the reversal in the Fiscal 2012 Nine Months of U.S. valuation allowances of $14 million on deferred tax assets as a result of the FURminator acquisition. Additionally, in the Fiscal 2013 Quarter and the Fiscal 2013 Nine Months, the pretax consolidated income was close to break even, resulting in a higher effective tax rate.
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
As a result of the purchase of the HHI Business, we reversed $49 million of U.S. valuation allowances during the Fiscal 2013 Nine Months. The reversal was attributable to a preliminary estimate of $49 million of net deferred tax liabilities recorded on the HHI opening balance sheets in purchase accounting that offset other U.S. net deferred tax assets. The determination of the final fair values associated with the assets acquired and liabilities assumed in the HHI Business acquisition could result in adjustments to the deferred tax liabilities recognized and have a material effect on the final amount of our reversal of U.S. valuation allowances recognized during the Fiscal 2013 Nine Months. See Note 15, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the preliminary deferred tax estimates.
As a result of the purchase of FURminator, we released $14 million of U.S. valuation allowance during the Fiscal 2012 Nine Months. The release was attributable to $14 million of net deferred tax liabilities recorded on the FURminator opening balance sheet in purchase accounting that offset other U.S. net deferred tax assets.
As of June 30, 2013, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

Liquidity and Capital Resources
Operating Activities

For the Fiscal 2013 Nine Months, cash used by operating activities totaled $76 million compared to cash used of $68 million during the Fiscal 2012 Nine Months. The $8 million increase in cash used by operating activities was primarily due to:

•
A $47 million use of cash for working capital and other items driven by an increase in accounts receivable, decrease in accrued payroll and a net increase from changes in other assets and liabilities, partially offset by a decrease in inventory;

•	Higher cash payments for interest of $48 million driven by the financing of the HHI Business acquisition;

•	Higher cash payments for acquisition and integration activities of $18 million; and

•	Higher cash payments for income taxes of $5 million related to the HHI Business acquisition;
These cash uses were partially offset by

•	Higher Adjusted EBITDA of $102 million, excluding pre-acquisition earnings of the HHI Business and;

•	Lower cash payments for restructuring of $8 million.
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
Subsequent to October 1, 2011, we are not treating current earnings as permanently reinvested. At June 30, 2013, there are no significant foreign cash balances available for repatriation. For the remainder of Fiscal 2013, we expect to generate between $20 million and $25 million of foreign cash that we expect will be repatriated for general corporate purposes.
See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.
Investing Activities
Net cash used by investing activities was $1,446 million for the Fiscal 2013 Nine Months compared to $218 million for the Fiscal 2012 Nine Months. The $1,228 million increase in cash used by investing activities in the Fiscal 2013 Nine Months is driven by an increase in cash used for acquisitions of $1,217 million, which related to the $1,351 million purchase, net of cash acquired, of the HHI Business, and the $49 million purchase, net of cash acquired, of Shaser, versus the $139 million, net of cash acquired, purchase of FURminator and the $44 million acquisition of Black Flag in the Fiscal 2012 Nine Months. The remaining $11 million increase in cash used by investing activities resulted from a $12 million increase in capital expenditures, tempered by a slight decrease in other investing activities.
Financing Activities
Debt Financing
At June 30, 2013 we had the following debt instruments: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) ; (ii) 9.5% secured notes (the “9.5% Notes”); (iii) 6.375% unsecured notes (the “6.375% Notes”); (iv) 6.625% unsecured notes (the “6.625% Notes”); (v) 6.75% unsecured notes (the “6.75% Notes”); and (vi) a $400 million ABL Facility.
At June 30, 2013, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $757 million under the Term Loan, maturing December 17, 2019; (ii) $950 million under the 9.5% Notes, maturing June 15, 2018; (iii) $520 million under the 6.375% Notes, maturing November 15, 2020; (iv) $570 million under the 6.625% Notes, maturing November 15, 2022; (v) $300 million under the 6.75% Notes, maturing March 15, 2020; and (vi) $70 million under the ABL Facility, expiring May 24, 2017.
At June 30, 2013, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 9.5% Notes, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").

From time to time we may repurchase our existing indebtedness, including outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.
See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Interest Payments and Fees
In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $218 million in the aggregate. This includes interest under our 9.5% Notes of approximately $90 million, interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million and interest under our 6.75% Notes of approximately $20 million and, based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at June 30, 2013, this also includes interest under our Term Loan and ABL Facility of approximately $35 million and $2 million, respectively. Interest on our debt is payable in cash. Interest on the 9.5% Notes, the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities
During the Fiscal 2013 Nine Months, we granted 644 thousand shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $29 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
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
Critical Accounting Policies and Critical Accounting Estimates
Our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for Fiscal 2012.

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
Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At June 30, 2013, there were no outstanding interest rate derivative instruments.
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

Commodity Price Risk
We are exposed to fluctuations in market prices for purchases of zinc and brass used in our manufacturing processes. We use commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodity. The cost of calls is amortized over the life of the contracts and recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.
Sensitivity Analysis
The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.
At June 30, 2013, there were no outstanding interest rate derivative instruments.
At June 30, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $32 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $19 million.
At June 30, 2013, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1 million.

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

Date: August 8, 2013

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

Exhibit 18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle. *

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

  ______________________________
*    Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”