Form 10-K
period 2013-09-30
Spectrum Brands, Inc.
filed 2013-11-27
CIK 1028985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file No. 001-13615
SPECTRUM BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2423556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3001 Deming Way, Middleton, Wisconsin	53562
(Address of principal executive offices)	(Zip Code)
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
Portions of the registrant’s definitive proxy statement or amendment to this Annual Report on Form 10-K to be filed within 120 days of September 30, 2013 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our substantial indebtedness on our business, financial condition and results of operations;

•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	our ability to successfully integrate the HHI Business and achieve the expected synergies from that integration at the expected costs;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to any significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•
the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of certain of our products;

•	the effects of climate change and unusual weather activity;

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets;

•	the significant costs expected to be incurred in connection with the integration of us and the HHI Business;

•	the risk that we may become responsible for certain liabilities of the HHI Business;

•	the risk that integrating our business with that of the HHI Business may divert our management’s attention;

•	our dedicating resources of the HHI Business to supply certain products and services to Stanley Black & Decker and its subsidiaries as required following the Hardware Acquisition;

•	general customer uncertainty related to the Hardware Acquisition; and

•	the limited period of time for which we have the right to use certain Stanley Black & Decker trademarks, brand names and logos.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2013 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
General
Spectrum Brands, Inc., a Delaware corporation (“Spectrum Brands” or the “Company”), is a diversified global branded consumer products company. Spectrum Brands, Inc., is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to Spectrum Brands and its subsidiaries.
On December 17, 2012, we acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (together the “Hardware Acquisition”). On April 8, 2013, we completed the HHI Business acquisition by acquiring certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 15, “Acquisitions” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.
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
With the addition of the HHI Business, we design, manufacture, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. The HHI Business has a broad portfolio of recognized brands names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. HHI Business customers include retailers, non-retailers and homebuilders. The HHI Business has sales offices, manufacturing facilities and distribution centers in the U.S., Canada, Mexico and Asia.
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
Our Products
We compete in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement. Our broad line of products include:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers, hearing aid batteries, other specialty batteries and portable lighting products;

•	small appliances, including small kitchen appliances and home product appliances;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	electric shaving and grooming devices;

•	electric personal care and styling devices;

•	home and garden control products, including household insect controls, insect repellents and herbicides; and

•	hardware and home improvement products, including residential locksets, builders hardware and plumbing products.

Net sales of each product category sold, as a percentage of net sales of our consolidated operations, is set forth below.

	Percentage of Total Company Net Sales for the Fiscal Year Ended September 30,
	2013	2012	2011
Consumer batteries	23%	29%	30%
Hardware and home improvement products	21%	—%	—%
Small appliances	18%	24%	24%
Pet supplies	15%	19%	18%
Home and garden control products	10%	12%	11%
Electric shaving and grooming products	7%	8%	9%
Electric personal care products	6%	8%	8%
	100%	100%	100%
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
Our other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment, medical instruments and on the go charges.

We also offer a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.
Hardware and Home Improvement Products
In the hardware and home improvement product category we market and sell a broad range of residential locksets and door hardware, including knobs, levers, deadbolts, handlesets and electronics. We offer our security hardware under three main brands, Kwikset, Weiser and Baldwin. On a global basis we are one of the largest producers of tubular residential locksets. Kwikset includes opening to mid-price point residential door hardware sold primarily in the U.S. retail and wholesale channels. Products are offered under the three brands Safe Lock, Kwikset and Kwikset Signature Series. Weiser offers opening to mid-price point residential door hardware sold primarily in the Canadian retail and wholesale channels. Baldwin offers high price point luxury hardware sold globally through the showroom and lumber yard channels.
As a demonstration of our design and engineering team’s ability to innovate, our patented SmartKey technology enables consumers to easily rekey their locks without hiring a locksmith. SmartKey continues to win market share across all channels of distribution and provides opportunities for further growth. Market share gains stemming from our SmartKey products further augment our overall market share in the residential lockset space. Also in security, we are capitalizing on the emerging trend in home automation and have developed further innovation in electronics where we utilize open-platform electronics to build scalable partnerships with technology and access control industry leaders.
We also offer other hardware products that include hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection under the Stanley and National Hardware brand names throughout the U.S. and Canada. Although the product line is largely harmonized between the brands, the dual branding approach has been utilized to protect legacy business with key customers and avoid channel conflict.
Furthermore, we provide kitchen, bath and shower faucets as well as other plumbing products through our Pfister brand. Pfister is recognized for bringing showroom styles to the mass market at affordable prices and offers a lifetime warranty on all of its products. We have combined robust customer collaboration with consumer driven research to drive innovative products that are well-received by the market. With its affordable, quick-to-market and custom designed solutions, Pfister has an established capability to effectively service hospitality and international markets. Pfister seeks to differentiate itself from competition through its breadth of styles and finishes designed to meet consumer, plumber, and builder needs.
Pet Supplies
In the pet supplies product category we market and sell a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. We have a broad line of consumer and commercial aquatics products, including integrated aquarium kits, stand-alone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Our largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. We also sell a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Our largest specialty pet brands include FURminator, 8-in-1, Dingo, Nature’s Miracle, Wild Harvest and Littermaid.
Home and Garden Control Products
In the home, lawn and garden products category, we currently sell and market a variety of leading insect and weed control products, including household insecticides, insect repellents, and lawn insect and weed control solutions. We offer a broad array of household pest control solutions such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. We also offer powerful rodent traps and rodenticides with discreet designs that are easy to refill and reuse. Our largest brands in the household insect control and rodenticide category are Hot Shot and Black Flag.
Our business segment also manufactures and markets a complete line of insect repellent products that provide protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents available in a variety of formulas (such as aerosols, lotions, pump sprays and wipes) to match consumers’ dynamic needs, as well as area repellents (such as yard sprays, citronella candles and patio lanterns) that let consumers enjoy the outdoors without bothersome pests. Our brands in the insect repellents category are Cutter and Repel.

In addition to providing indoor pest solutions, our line of outdoor insect and weed control solutions allows consumers to conquer bugs and weeds, and tackle their biggest lawn and landscaping projects themselves. From selective and non-selective herbicides to pest-specific solutions, our outdoor products are available in easy-to-use formulations (such as aerosols, granules, ready-to-use or hose-end ready-to-sprays) designed to fulfill a variety of consumer needs. Our outdoor insecticide and herbicide brands include Spectracide and Garden Safe.
We have positioned ourselves as the value alternative for consumers who want products that deliver powerful performance at an exceptional value.
Electric Shaving and Grooming Products
We market and sell a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.
Small Appliances
We market and sell a broad range of products in the branded small household appliances category under the George Foreman, Black & Decker, Russell Hobbs, Farberware, Juiceman, Breadman and Toastmaster brands, including grills, bread makers, sandwich makers, kettles, toaster ovens, toasters, blenders, juicers, can openers, coffee grinders, coffeemakers, electric knives, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers. We also market small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands.
Electric Personal Care Products
Our electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.
Sales and Distribution
We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Lowe’s, Carrefour, Target, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart represented approximately 18% of our consolidated net sales for the fiscal year ended September 30, 2013. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2013.
Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location for the last three fiscal years is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11, "Segment Information", in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Home and Garden Business
The sales force of the Home and Garden Business is geographically aligned with our key customers. We sell primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers in the U.S.
Hardware & Home Improvement
The sales force of the Hardware & Home Improvement is aligned by customer and geographic region. We sell primarily to large retailers, non-retail distributors, home improvement centers, hardware stores, home builders and other retailers.
Manufacturing, Raw Materials and Suppliers
The principal raw materials used in manufacturing our products—zinc, electrolytic manganese dioxide, brass and steel—are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months.
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
In our fiscal years ended September 30, 2013, 2012 and 2011, we invested $43.3 million, $33.1 million and $32.9 million, respectively, in product research and development.
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
We also use and maintain a number of trademarks in our business, including RAYOVAC, REMINGTON, VARTA, TETRA, 8IN1, DINGO, NATURE’S MIRACLE, WILD HARVEST, MARINELAND, FURMINATOR, SPECTRACIDE, CUTTER, HOT SHOT, GARDEN SAFE, REPEL, GEORGE FOREMAN, RUSSELL HOBBS, BLACK & DECKER, KWIKSET, WEISER, BALDWIN, NATIONAL HARDWARE, FANAL AND PFISTER. We seek trademark protection in the U.S. and in foreign countries by all available means, including registration.

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
If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the end of the transition period following termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.
Through the Hardware Acquisition, we own the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith.
On November 8, 2012, we acquired a 56% interest in Shaser Biosciences, Inc. Through this acquisition we acquired patented technology that is used in our i-Light product line.
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
Competition within the hardware and home improvement industry varies based on location and product segment. The main source of competition for residential locksets includes other third party manufacturers such as Schlage, a division of

Ingersoll-Rand, and private label import brands such as Defiant and Gatehouse. Major competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. In plumbing, Pfister’s major U.S. competitors are Masco, Fortune Brands, Kohler, and American Standard, as well as Glacier Bay and AquaSource, The Home Depot and Lowe’s private label brands, respectively.
The pet supplies product category is highly fragmented with over 500 manufacturers in the U.S. alone, consisting primarily of small companies with limited product lines. Our largest competitors in this product category are Mars Corporation (“Mars”), The Hartz Mountain Corporation (“Hartz”) and Central Garden & Pet Company (“Central Garden & Pet”). Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products we offer. Mars sells primarily aquatics products.
Products we sell in the home and garden product category face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup, Miracle-Gro, and Tomcat brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets home and garden products under the Bayer Advanced brand name.
Products we sell in the household insect control product category face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.
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
Seasonality
On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum's third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. For a more detailed discussion of the seasonality of our product sales, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Seasonal Product Sales.”

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
It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $5.1 million for estimated liabilities at September 30, 2013 should not be material to our business or financial condition.

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
Employees
We had approximately 13,500 full-time employees worldwide as of September 30, 2013. Approximately 16% of our total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during our fiscal year ending September 30, 2014, which cover approximately 57% of the labor force under collective bargaining agreements, or approximately 9% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov . In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

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
We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2013, we had total indebtedness under our Term Loan and ABL Facility (together the "Senior Secured Facilities"), the 6.375% Notes, the 6.625% Notes, the 6.75% Notes (collectively, the "Notes") and other debt of approximately $3 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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
Under the Senior Secured Facilities and the indentures governing the Notes (together, the “Indentures”), we may incur additional indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.
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
Restrictive covenants in the Senior Secured Facilities and the Indentures may restrict our ability to pursue our business strategies.
The Senior Secured Facilities and the Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the Indentures also contain customary events of default. These covenants, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities could terminate their commitments and the lenders under our Senior Secured Facilities or the holders of the Notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.
The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.
Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under certain of the agreements governing Spectrum Brands' debt, including any foreclosure on or sale of SB Holdings' common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 7.875% Senior Secured Notes due 2019. Under the Term Loan and the ABL Revolving Credit Facility, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of the Spectrum Brands Term Loan and the ABL Revolving Credit Facility. In addition, under the indentures governing the Notes, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.
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
Concern over continuing high unemployment, stagnant economic performance and government debt levels in many European Union countries has caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Criticism of excessive national debt among certain European Union countries has led to credit downgrades of the sovereign debt of several countries in the region, and uncertainty about the future status of the Euro. Destabilization of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.
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
The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, our principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Our principal national competitors within our small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In the hardware and home improvement industry, our principle competitors are Schlage, a division of Ingersoll-Rand, Masco, Fortune Brands, Kohler, and American Standard. In each of these markets, we also face competition from numerous other companies. In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of our operations.
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
On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum's third and fourth fiscal quarters) and demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.
We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.
Approximately 41% of our net sales for the fiscal year ended September 30, 2013 were to customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

•	currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Brazilian Real and the Mexican Peso;

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful;

•	labor unrest;

•	political and economic instability, as a result of terrorist attacks, natural disasters or otherwise;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas, as well as general transportation costs;

•	changes in domestic and international customs and tariffs;

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	inadequate protection of intellectual property in foreign countries;

•	unexpected changes in regulatory environments;

•	difficulty in complying with foreign law;

•	difficulty in obtaining distribution and support; and

•	adverse tax consequences.
The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, financial condition or results of operations.
Adverse weather conditions during our peak selling season for our home and garden control products could have a material adverse effect on our Home and Garden Business.
Weather conditions in the U.S. have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.
Our products utilize certain key raw materials; any increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on our business, financial condition and profits.
The principal raw materials used to produce our products—including zinc powder, brass, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2011, 2012 and 2013, we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although we may increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.
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
As of September 30, 2013, we had U.S. federal and state net operating loss carryforwards of approximately $1,502 million and $1,538 million, respectively. These net operating loss carryforwards expire through years ending in 2033. As of September 30, 2013, our management determined that it continues to be more likely than not that the U.S. federal and most of the U.S. state net deferred tax asset, excluding certain indefinite-lived assets, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. federal and most of the U.S. deferred tax asset, including Spectrum Brands’ net operating loss carryforwards. In addition, Spectrum Brands has had changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), that continue to subject a significant amount of Spectrum Brands’ U.S. net operating losses and other tax attributes to certain limitations.
As a consequence of the merger of Salton, Inc. and Applica Incorporated in December 2007 (which created Russell Hobbs), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs’ U.S. loss carryforwards is also subject to limitations imposed by Section 382 of the IRC. We expect that a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of Russell Hobbs’ net operating loss and tax credit carryforwards is dependent upon both Russell Hobbs and us achieving profitable results in the future. The Russell Hobbs’ U.S. net operating loss carryforwards were subject to a full valuation allowance at September 30, 2013.
We estimate that approximately $301 million of the Spectrum and Russell Hobbs U.S. federal net operating losses and $358 million of the Spectrum and Russell Hobbs state net operating losses would expire unused even if the Company generates sufficient income to otherwise use all its net operating losses, due to the limitation in Section 382 of the IRC.
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
As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 18% of our consolidated net sales for the fiscal year ended September 30, 2013. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.
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
Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2013, approximately 41% of our net sales and 55% of our operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.
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
We purchase a number of our products and supplies from suppliers located in China. China gained Permanent Normal Trade Relations (“PNTR”) with the U.S. when it acceded to the World Trade Organization (“WTO”), effective January 2002. The U.S. imposes the lowest applicable tariffs on exports from PNTR countries to the U.S. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements and, as a result, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the U.S. which could have a material adverse effect on our sales and gross margin. Furthermore, on October 11, 2011, the U.S. Senate approved a bill to impose sanctions against China for its currency valuation, although the future status of this bill is uncertain. If this or a similar bill is enacted into law, the U.S. government may impose duties on products from China and other countries found to be subsidizing their exports by undervaluing their currencies, which may increase the costs of goods produced in China, or prompt China to retaliate with other tariffs or other actions. Any such series of events could have a material negative adverse effect on our sales and gross margin.
Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.
We are subject to three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment; Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires us to eliminate specified hazardous materials from products we sell in EU member states. Waste of Electrical and Electronic Equipment requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:

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

transport and other costs, our suppliers’ willingness to extend credit to us to finance our inventory purchases and other factors beyond our control;

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
We and certain of our officers and directors have been named in the past, and, may be named in the future, as defendants of class action and derivative action lawsuits. In the past, we have also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations.
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
Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries
Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers. Although we believe that we are substantially in compliance with applicable environmental laws and regulations at our facilities, we may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.
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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.
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
On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third party trademarks, brand names and logos which we do not have exclusive use of. Public perception that any such third party trademarks, band names and logos used by us, are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations
If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.
Approximately 16% of our total labor force is covered by collective bargaining agreements. There are four collective bargaining agreements that will expire during our fiscal year ending September 30, 2014, which cover approximately 57% of the labor force under collective bargaining agreements, or approximately 9% of our total labor force. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension contributions in future periods.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. Generally Accepted Accounting Principles (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended.
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

Risks Related to the Hardware Acquisition
Significant costs have been incurred in connection with the consummation of the Hardware Acquisition and are expected to be incurred in connection with the integration of Spectrum and the HHI Business into a combined company, including legal, accounting, financial advisory and other costs.
We expect to incur one-time costs in connection with integrating the operations, products and personnel of Spectrum and the HHI Business and TLM Taiwan acquired from Stanley Black & Decker into a combined company, in addition to costs related directly to completing the Hardware Acquisition described below. These costs may include costs for:
• employee redeployment, relocation or severance;
• integration of information systems;
• combination of research and development teams and processes; and
• reorganization or closures of facilities.
In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of the HHI Business. Additional unanticipated costs may yet be incurred as we integrate our business with the HHI Business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of the HHI Business, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while we expect to benefit from leveraging distribution channels and brand names across both companies, we cannot assure you that we will achieve such benefits.
We may not realize the anticipated benefits of the Hardware Acquisition and may become responsible for certain liabilities.
The Hardware Acquisition involves the integration of two companies that have previously operated independently. The integration of our operations with those of the HHI Business is expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, we and the HHI Business have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with integration could have a material adverse effect on our business.
In addition, in connection with the Hardware Acquisition, we have assumed certain potential liabilities relating to the HHI Business. To the extent we have not identified such liabilities or to the extent the indemnifications obtained from Stanley Black & Decker are insufficient to cover known liabilities, these liabilities could have a material adverse effect on our business.
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
We are required to supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the Hardware Acquisition. Our provision of products and services under these agreements require us to dedicate resources of the HHI Business and the TLM Residential Business and may result in liabilities to us.
Certain products and services currently used by Stanley Black & Decker are produced and provided using equipment of the HHI Business and the TLM Residential Business that we acquired or certain equipment belonging to Stanley Black & Decker and its subsidiaries that will continue to be located for a period of time after the completion of the Hardware Acquisition at facilities operated by the HHI Business and the TLM Residential Business and maintained by us pursuant to certain specifications. We and Stanley Black & Decker entered into supply agreements (each, a “Supply Agreement”), whereby we provide Stanley Black & Decker and its subsidiaries with certain of these products and services for a period of time. This requires us to dedicate resources of the HHI Business and the TLM Residential Business towards the provision of these products and services and may result in liabilities to us. These Supply Agreements are an accommodation to Stanley Black & Decker and its subsidiaries as part of the Hardware Acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black & Decker and its subsidiaries than it would be in the ordinary course of business.
As a result of the Hardware Acquisition, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the Hardware Acquisition, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business after consummation of the Hardware Acquisition. In addition, we currently do not maintain “key person” insurance covering any member of our management team.
General customer uncertainty related to the Hardware Acquisition could harm us.
Our customers may, in response to the consummation of the Hardware Acquisition, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.
We only have the right to use certain Stanley Black & Decker trademarks, brand names and logos for a limited period of time. If we fail to establish in a timely manner a new, independently recognized brand name with a strong reputation, our revenue and profitability could decline.
In connection with our acquisition of the HHI Business, we received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing our products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted us the right to use the “Stanley” and “Black & Decker” marks and logos, and certain other marks and logos, for up to five years after the completion of the Hardware Acquisition in connection with certain products and services. When our right to use the Stanley Black & Decker trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2013:

Facility	Function
Global Batteries & Appliances
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Deforest, Wisconsin(2)	Distribution/Returns Center
Dischingen, Germany(2)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2)	Battery & Lighting Device Packaging & Distribution
Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Redlands, California(2)	Warehouse, Electric Shaver & Personal Care Product Distribution
Manchester, England(1)	Warehouse and Sales and administrative office
Wolverhampton, England(1)	Warehouse
Wolverhampton, England(2)	Warehouse

Hardware & Home Improvement
Brockville, Canada(2)	Hardware & Home Improvement Distribution
Charlotte, North Carolina(2)	Hardware & Home Improvement Distribution
Cobourg, Canada(1)	Hardware & Home Improvement Distribution
Denison, Texas(1)	Hardware & Home Improvement Manufacturing
Fort Mill, South Carolina(2)	Hardware & Home Improvement Manufacturing
Mexicali, Mexico(2)	Hardware & Home Improvement Manufacturing
Mira Loma, California(2)	Hardware & Home Improvement Distribution
Monterrey, Mexico(1)	Hardware & Home Improvement Manufacturing, Sales and Distribution
Nogales, Mexico(1)	Hardware & Home Improvement Manufacturing
Reading, Pennsylvania(2)	Hardware & Home Improvement Manufacturing
Shenzhen, China	Hardware & Home Improvement Distribution and administrative office
Subic Bay, Philippines(1)	Hardware & Home Improvement Manufacturing
Xiamen, China(2)	Hardware & Home Improvement Manufacturing
Xiaolan, China(1)	Hardware & Home Improvement Manufacturing

Global Pet Supplies
Noblesville, Indiana(1)	Pet Supply Manufacturing & Distribution
Bridgeton, Missouri(2)	Pet Supply Manufacturing
Blacksburg, Virginia(1)	Pet Supply Manufacturing
Melle, Germany(1)	Pet Supply Manufacturing
Melle, Germany(2)	Pet Supply Distribution
Edwardsville, Illinois(2)	Pet Supply Distribution
Phnom Penh, Cambodia(2)	Pet Supply Manufacturing
Roanoke, Virginia(2)	Pet Supply Distribution

Home and Garden Business
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Earth City, Missouri(2)	Household & Controls Manufacturing

(1) Facility is owned.
(2) Facility is leased.
We also own, operate or contract with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. We lease our administrative headquarters and primary research and development facility located in Middleton, Wisconsin and the Hardware & Home Improvement administrative headquarters in Lake Forest, California.
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
Environmental
We have provided for the estimated costs associated with environmental remediation activities at some of our current and former manufacturing sites. We believe that any additional liability that may result from the resolution of these matters in excess of the amounts provided of approximately $5.1 million, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
During the fiscal year ended September 30, 2013, Spectrum Brands paid cash dividends of $89 million to SB Holdings. During the fiscal year ended September 30, 2012, Spectrum Brands paid a cash dividend of $51 million to SB Holdings. Certain restrictive covenants in the 2019 Indenture and the Senior Secured Facilities impose limitations on the payment of dividends to SB Holdings.
There was one record holder of our common stock at November 25, 2013.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Statements of Financial Position as of September 30, 2013 and 2012 and our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011 are included elsewhere in this Annual Report on Form 10-K. The information presented below as of and for the fiscal year ended September 30, 2013 also includes the results of the HHI Business operations since December 17, 2012, and the results of TLM Taiwan since April 8, 2013.
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
Financial information in our financial statements prepared after August 29, 2009 is not comparable to financial information from prior periods.

	Successor Company					Predecessor Company
	2013	2012	2011	2010	Period from August 31, 2009 through September 30, 2009	Period from October 1, 2008 through August 30, 2009
Statement of Operations Data:
Net sales	$4,085.6	$3,252.4	$3,186.9	$2,567.0	$219.9	$2,010.6
Gross profit	1,390.3	1,115.7	1,128.9	921.4	64.4	751.8
Operating income (1)	352.9	306.1	228.7	169.1	0.1	156.8
Interest expense (11)	369.5	192.0	208.5	277.0	17.0	172.9
Other expense (income), net	3.5	0.9	2.5	12.3	(0.8)	3.3
Reorganization items expense (income), net	—	—	—	3.6	4.0	(1,142.8)
Income (loss) from continuing operations before income taxes	(20.2)	113.2	17.7	(123.8)	(20.0)	1,123.4
Income tax expense	27.4	60.4	92.3	63.2	51.2	22.6
(Loss) income from discontinued operations, net of tax(2)	—	—	—	(2.7)	0.4	(86.8)
Net income (loss)(3)(4)(5)(6)(7)	(47.5)	52.8	(74.6)	(189.8)	(70.8)	1,013.9
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	—	—	—	—	—
Net income (loss) attributable to controlling interest	(47.4)	52.8	(74.6)	(189.8)	(70.8)	1,013.9
Restructuring and related charges—cost of goods sold(8)	10.0	9.8	7.8	7.2	0.2	13.2
Restructuring and related charges—operating expenses(8)	24.0	9.7	20.8	17.0	1.6	30.9

Cash Flow and Related Data:
Net cash provided by operating activities	$258.2	$248.7	$232.2	$57.3	$75.0	$1.6
Capital expenditures(9)	82.0	46.8	36.2	40.3	2.7	8.1
Depreciation and amortization (excluding amortization of debt issuance costs)(9)	183.8	129.8	134.7	117.3	8.6	58.5
Statement of Financial Position Data (at period end):
Cash and cash equivalents	$198.2	$157.9	$142.4	$170.6	$97.8
Working capital(10)	524.4	454.4	412.0	537.3	323.7
Total assets	5,619.0	3,753.5	3,622.3	3,873.7	3,020.7
Total long-term debt, net of current maturities	3,115.9	1,652.9	1,535.5	1,723.1	1,530.0
Total debt	3,218.9	1,669.3	1,576.6	1,743.8	1,583.5
Total shareholders’ equity	933.9	992.7	989.1	1,046.7	660.9

(1)
Pursuant to the guidance in Financial Accounting Standards Board Accounting Standards Codification Topic 350: “Intangibles-Goodwill and Other,” we conduct annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $32 million and $34 million in Fiscal 2011 and the period from October 1, 2008 through August 30, 2009, respectively. No non-cash impairment charges were recorded during Fiscal 2013, Fiscal 2012, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment“ section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2

(j), "Significant Accounting Policies—Intangible Assets", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on impairment charges.

(2)
On November 5, 2008, Spectrum Brands’ board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. During the second quarter of Fiscal 2009, we completed the shutdown of the growing products portion of the Home and Garden Business and, accordingly, began reporting the results of operations of this business as discontinued operations. Therefore, the presentation of all historical continuing operations excludes the growing products portion of the Home and Garden Business.

(3)
Fiscal 2013 income tax expense of $27 million includes a non-cash charge of approximately $63 million resulting from an increase in the valuation allowance against certain net deferred tax assets, net of a $50 million benefit due to the reversal of $50 million of the valuation allowance in conjunction with the acquisition of the HHI Business.

(4)
Fiscal 2012 income tax expense of $60 million includes a non-cash charge of approximately $14 million resulting from an increase in the valuation allowance against certain net deferred tax assets, net of a $15 million benefit due to the reversal of $15million of the valuation allowance in conjunction with the acquisition of FURminator.

(5)	Fiscal 2011 income tax expense of $92 million includes a non-cash charge of approximately $65 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(6)	Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $92 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

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

(8)	See Note 14, "Restructuring and Related Charges", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(9)	Amounts reflect the results of continuing operations only.

(10)	Working capital is defined as current assets less current liabilities.

(11)
Fiscal 2013 includes a non-cash charge of $16 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and replacement of the Company’s 9.5% Notes and Term Loan in conjunction with the acquisition of the HHI Business. Fiscal 2012 includes a non-cash charge of $2 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and refinancing of the Company’s 12% Notes. Fiscal 2011 includes a non-cash charge of $24 million related to the write-off of unamortized debt issuance costs and unamortized discounts in conjunction with the refinancing of the Company’s Term Debt facility. Fiscal 2010 includes a non-cash charge of $83 million related to the write-off of unamortized debt issuance costs and unamortized discounts and premiums in connection with the extinguishment and refinancing of debt that was completed in conjunction with the merger with Russell Hobbs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to Fiscal 2013, Fiscal 2012 and Fiscal 2011 refer to fiscal year periods ended

September 30, 2013, 2012 and 2011, respectively.
Spectrum Brands, Inc., a Delaware corporation (“Spectrum Brands” or the “Company”), is a diversified global branded consumer products company. Spectrum Brands, Inc., is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to Spectrum Brands and its subsidiaries.
On December 17, 2012, we acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). On April 8, 2013, we completed the acquisition of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 15, “Acquisitions” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.
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
With the addition of the HHI Business, we design, manufacture, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. The HHI Business has a broad portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. HHI Business customers include retailers, non-retailers and homebuilders. The HHI Business has sales offices, manufacturing facilities and distribution centers in the U.S., Canada, Mexico and Asia.
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
Fiscal 2013. To reduce operating costs the Company implemented a series of initiatives throughout the Company which consist of headcount reductions in the Global Batteries & Appliances segment and Corporate (the “Global Expense Rationalization Initiatives”).
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

During Fiscal 2013, we introduced the Kevo smart lock under the Kwikset brand. This bluetooth enabled technology gives owners the ability to lock and unlock their doors with their smartphone, send electronic keys to others and receive notifications whenever a user enters or exits their doors. We expect to begin sales of Kevo products in the fiscal year ending September 30, 2014. Within our Home and Garden Business segment, we entered the rodenticide category with the Black Flag Rodenticide product line. We also introduced several innovative products such as the powerful, non-selective herbicide, Spectracide Weed & Grass Foaming Edger and the Cutter Skinsations insect repellent aerosol. Under the Remington brand we launched the HyperFlex series rotary shavers, indestructible hair clippers and an award winning wax applicating system and epilator line. Additionally, Rayovac launched the Ready Power 10 year guarantee across all alkaline portfolios, award winning emergency 2-Hour Power and back-up 7-Hour Power affordable portable power devices and an environmentally friendly rechargeable smart phone charger. During Fiscal 2013 our Global Pet Supplies segment introduced Dingo Market Cuts which is a new line of wholesome Chicken Jerky Fillets that are made in the U.S.  Additionally, a new line of environmentally friendly stain and odor products were launched under the Nature’s Miracle Green brand.
Competitive Landscape
We compete in seven major product categories: consumer batteries, hardware and home improvement, pet supplies, home and garden control products, electric shaving and grooming products, small appliances, and electric personal care products.
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
Products in our home and garden category are sold through the Home and Garden Business, which operates in the U.S. market under the major brand names Spectracide, Hot Shot, Cutter, Repel, Black Flag and Garden Safe. The Home and Garden Business manufactures and markets outdoor and indoor insect control products, rodenticides, herbicides, insect repellents and lawn maintenance products. In addition, we produce and market several private-label brands for many major retailers.
The Home and Garden Business’ marketing position is primarily that of a branded value, enhanced and supported by innovative products of outstanding quality and appealing packaging that is designed to drive sales at the point of purchase. Our commitment to quality and value has earned the trust of consumers and the confidence of retailers, who count on us to deliver the fast-selling products, merchandising solutions and quality service they require. The Home and Garden Business’ primary competitors include The Scotts Miracle-Gro Company, Central Garden & Pet Company and S.C. Johnson & Son, Inc.
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
The Hardware & Home Improvement segment has developed a market-leading franchise with leading brands, making it the most desired manufacturer among top home builders and major retailers. Hardware & Home Improvement is acclaimed as a market leader in the U.S. and Canadian lockset business. Competition within the industry varies based on location as well as product segment. The main source of competition for locks includes other third party manufacturers such as Schlage, a division of Ingersoll-Rand and private label import brands such as Defiant and Gatehouse. The major U.S. competitors of Pfister, the plumbing brand sold by our Hardware & Home Improvement segment, are Masco, Fortune Brands, Kohler, and American Standard. Hardware & Home Improvement also competes with The Home Depot and Lowe’s private label brands.
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

•
Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior management team member has more than 20 years of experience at Spectrum, VARTA, Remington, Russell Hobbs or other branded consumer product companies such as Newell Rubbermaid and Schering-Plough.

Seasonal Product Sales

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum's third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season.

The seasonality of our sales during the last three fiscal years is as follows:
Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2013	2012	2011
December	21%	26%	27%
March	24%	23%	22%
June	27%	25%	25%
September	28%	26%	26%
Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012
Highlights of Consolidated Operating Results

Net Sales. Net sales for Fiscal 2013 increased $834 million to $4,086 million from $3,252 million in Fiscal 2012, a 26% increase. The following table details the principal components of the change in net sales from Fiscal 2012 to Fiscal 2013 (in millions):

Net Sales
Fiscal 2012 Net Sales	$3,252
Addition of hardware and home improvement products	870
Increase in pet supplies	12
Increase in electric personal care products	5
Increase in home and garden control products	3
Decrease in electric shaving and grooming products	(1)
Decrease in consumer batteries	(9)
Decrease in small appliances	(27)
Foreign currency impact, net	(19)
Fiscal 2013 Net Sales	$4,086

 Consolidated net sales by product line for Fiscal 2013 and Fiscal 2012 are as follows (in millions):

	Fiscal Year
	2013	2012
Product line net sales
Consumer batteries	$932	$949
Hardware and home improvement products	870	—
Small appliances	740	772
Pet supplies	622	615
Home and garden control products	390	387
Electric shaving and grooming products	277	279
Electric personal care products	255	250
Total net sales to external customers	$4,086	$3,252

Global consumer battery sales decreased $17 million, or 2%, during Fiscal 2013 compared to Fiscal 2012. Excluding the impact of negative foreign exchange of $8 million, global consumer battery sales decreased $9 million. The constant currency decrease in global consumer battery sales was primarily attributable to the non-recurrence of promotions, timing of holiday shipments and inventory management at key customers, tempered by new customer listings and expansion into new channels.
Small appliances sales decreased $32 million, or 4%, during Fiscal 2013 versus Fiscal 2012, primarily attributable to declines in North American sales of $45 million and negative foreign exchange impacts of $4 million, partially offset by a $17 million increase in European small appliance sales. The North American sales declines resulted from the planned exit of certain low margin products. Strong small appliances sales in Europe were driven by market share gains in the United Kingdom, regional expansion in both Eastern and Western Europe and successful new product introductions.
Pet supply sales increased $7 million, or 1%, during Fiscal 2013 versus Fiscal 2012, driven by increased companion animal sales of $16 million, tempered by a $4 million decline in aquatics sales and $5 million of negative foreign currency impacts. Gains in companion animal sales resulted from strong growth in the Dingo and FURminator brands, expansion in Europe, new product launches and the inclusion of FURminator sales during all of Fiscal 2013 as the acquisition was completed on December 22, 2011. The decline in aquatic sales was primarily due to a decline in tropical food and outdoor pond product sales in Europe as a result of a later arrival of the spring season due to cooler temperatures.
Home and garden product sales increased $3 million, or 1%, in Fiscal 2013 versus Fiscal 2012, driven by a $4 million increase in lawn and garden control sales resulting from an extension to the season due to favorable fall weather, combined with reduced returns and more efficient trade spending. The negative impact on household insect control sales due to a late spring season was offset by increased year over year fourth quarter sales driven by the extension of the season due to favorable fall weather and gains in the first quarter of Fiscal 2013 from new retail distribution. Also contributing to the sales gains was the inclusion of Black Flag sales during all of Fiscal 2013, as the acquisition was completed on October 31, 2011, and retail replenishment following strong retail sales in the fourth quarter of Fiscal 2012.
Electric shaving and grooming product sales decreased $2 million, or 1%, during Fiscal 2013 compared to Fiscal 2012, attributable to an $11 million decline in North American sales and $1 million of negative foreign currency impacts, partially offset by an increase of $10 million in European sales and a slight increase in Latin American sales. North American sales declined as a result of labor disruptions at U.S. ports of entry during the peak holiday period in Fiscal 2013, coupled with decreased retail space available for the product category at a major retailer and customer inventory management. European sales gains were driven by successful new product launches and promotions, market growth, increased distribution and customer gains. The gain in Latin American sales was driven by expansion in Brazil due to successful new product launches and distribution gains, tempered by lower sales to customers who export to Venezuela and import restrictions in Argentina.
Electric personal care sales increased $5 million, or 2%, in Fiscal 2013 versus Fiscal 2012, resulting from a sales increase of $8 million in Europe, driven by new innovative products, coupled with additional distribution channels and customer gains. The gains were tempered by a $3 million decline in Latin American sales, resulting from decreased promotions and lower sales to customers who export to Venezuela, partially offset by distribution gains in Brazil and Central America.
Hardware and home improvement sales were $870 million for Fiscal 2013, reflecting the results of the HHI Business, subsequent to the acquisition on December 17, 2012. The results of TLM Taiwan are included in the results of hardware and home improvement sales subsequent to its acquisition on April 8, 2013.
Gross Profit. Gross profit for Fiscal 2013 was $1,390 million versus $1,116 million for Fiscal 2012. The increase in gross profit was driven by the acquisition of the HHI Business which contributed $273 million in Gross profit in Fiscal 2013. Our gross profit margin for Fiscal 2013 decreased slightly to 34.0% from 34.3% in Fiscal 2012. The slight decline in gross profit margin was driven by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which offset improvements to gross profit resulting from the exit of low margin products in our small appliances category.

Operating Expenses. Operating expenses for Fiscal 2013 totaled $1,037 million compared to $810 million for Fiscal 2012. The $227 million increase in operating expenses during Fiscal 2013 is primarily attributable to the acquisition of the HHI Business which accounted for $190 million in operating expenses and led to a $17 million increase in Acquisition and integration related charges. Furthermore, we incurred a $14 million increase in Restructuring and related charges primarily related to the Global Expense Rationalization initiatives announced in Fiscal 2013 and an $18 million increase in stock compensation expense. These increases were tempered by $8 million in savings across all segments from our cost reduction initiatives and positive foreign exchange impacts of $4 million.
See Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.
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
Financial information pertaining to our reportable segments is contained in Note 11, "Segment Information", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("Adjusted EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for Fiscal 2013 and Fiscal 2012:

Fiscal 2013	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$214	$77	$78	$75	$(491)	$(47)
Pre-acquisition earnings of HHI (b)	—	—	—	30	—	30
Income tax expense	—	—	—	—	27	27
Interest expense	—	—	—	—	370	370
Acquisition and integration related charges	6	2	—	7	33	48
Restructuring and related charges	15	11	1	6	1	34
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$237	$90	$79	$149	$(60)	$495
Depreciation and amortization (c)	67	30	11	32	43	183
Adjusted EBITDA	$304	$120	$90	$181	$(17)	$678

Fiscal 2012	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$221	$70	$71	$—	$(313)	$49
Pre-acquisition earnings of HHI (b)	—	—	—	183	—	183
Income tax expense	—	—	—	—	60	60
Interest expense	—	—	—	—	192	192
Acquisition and integration related charges	15	5	2	—	9	31
Restructuring and related charges	7	10	1	—	1	19
Adjusted EBIT	$243	$85	$74	$183	$(51)	$534
Depreciation and amortization (c)	64	28	13	—	29	134
Adjusted EBITDA	$307	$113	$87	$183	$(22)	$668

  ______________________________

(a)
It is the Company's policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)
The Pre-acquisition earnings of HHI do not include the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the Company's operating results.

(c)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Year
	2013	2012

Net sales to external customers	$2,204	$2,250
Segment profit	$238	$244
Segment profit as a % of net sales	10.8%	10.9%
Segment Adjusted EBITDA	$304	$307
Assets as of September 30	$2,361	$2,243

Segment net sales to external customers in Fiscal 2013 decreased $46 million to $2,204 million from $2,250 million during Fiscal 2012, a 2% decrease, driven by a $27 million decrease in small appliance sales, $14 million of negative foreign exchange impacts, a $9 million decrease in global consumer battery sales and a $1 million decrease in electric shaving and grooming sales. These declines were partially offset by an increase of $5 million in electric personal care sales. The decline in small appliance sales was predominately driven by North American sales declines of $45 million, partially offset by European sales gains of $17 million. The decrease in North American sales was driven by management initiatives to exit low margin products, driving an overall increase in profitability as a percentage of net sales for the product category. Gains in European small appliance sales were driven by increased market share in the United Kingdom, regional expansion in Eastern and Western Europe and successful new product lines. The declines in global consumer battery sales of $9 million resulted from the non-recurrence of promotions, inventory management at key vendors and the timing of holiday shipments, tempered by new customer listings and expansion into new channels. The slight decrease in electric shaving and grooming sales was due to an $11 million decrease in North American sales, tempered by a $10 million increase in European sales. The decline in North American shaving and grooming product sales was attributable to labor disruptions at U.S. ports of entry during the peak holiday period, coupled with decreased retail space available for the product category at a major customer and retailer inventory management. Gains in the electric shaving and grooming product category in Europe were driven by successful new product launches and promotions, market growth, increased distributions and customer gains. Electric personal care product sales increased $5 million in Fiscal 2013 compared to Fiscal 2012, due to an increase of $8 million in Europe driven by innovative new product launches coupled with distribution and customer gains, partially offset by a sales decline of $3 million in Latin America. Latin American sales declines were attributable to the non-recurrence of Fiscal 2012 promotions and lower sales to customers who export to Venezuela, partially offset by distribution gains in Brazil and Central America.

Segment profit in Fiscal 2013 decreased to $238 million from $244 million in Fiscal 2012, primarily attributable to unfavorable product mix and pricing pressures in the U.S, coupled with the decrease in sales discussed above. Segment profitability as a percentage of net sales decreased slightly to 10.8% in Fiscal 2013 versus 10.9% in Fiscal 2012, driven by unfavorable mix and pricing pressures in the U.S., which offset gains from the exit of low margin products in the small appliances category.
Segment Adjusted EBITDA in Fiscal 2013 decreased to $304 million from $307 million in Fiscal 2012. The decrease in segment Adjusted EBITDA was driven by the factors discussed above for the decline in segment profit.
Segment assets at September 30, 2013 increased to $2,361 million from $2,243 million at September 30, 2012. The increase is primarily due to the acquisition of Shaser. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting which occurred during the year ended September 30, 2009 ("Fiscal 2009") and acquisitions, increased to $1,322 million at September 30, 2013 from $1,261 million at September 30, 2012, primarily due to the acquisition of Shaser.
Global Pet Supplies

	Fiscal Year
	2013	2012

Net sales to external customers	$622	$615
Segment profit	$91	$86
Segment profit as a % of net sales	14.6%	14.0%
Segment Adjusted EBITDA	$120	$113
Assets as of September 30	$949	$956

Segment net sales to external customers in Fiscal 2013 increased $7 million to $622 million compared to $615 million in Fiscal 2012 led by increased companion animal sales of $16 million, driven by growth in the Dingo and FURminator brands, expansion in Europe, new product launches and the full year impact of the FURminator acquisition. The increase in companion animal sales was tempered by a $4 million decline in aquatics sales, primarily due to decreased sales for aquatic nutrition and pond water care products in Europe due to a delayed spring season. Foreign currency exchange negatively impacted pet supply sales in Fiscal 2013 by $5 million.

Segment profit increased $5 million to $91 million in Fiscal 2013 compared to $86 million in Fiscal 2012. Segment profitability as a percentage of sales in Fiscal 2013 increased to 14.6%, compared to 14.0% in the same period last year. The increase in segment profit and profitability as a percentage of sales was driven by cost improvements and operating expense reductions, which offset increased cost of goods sold and unfavorable product mix in Fiscal 2013 versus Fiscal 2012.
Segment Adjusted EBITDA in Fiscal 2013 increased $7 million, to $120 million, from $113 million in Fiscal 2012. The increase in Adjusted EBITDA was driven by the factors discussed above for segment profit.
Segment assets at September 30, 2013 decreased slightly to $949 million from $956 million at September 30, 2012. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $701 million at September 30, 2013 from $715 million at September 30, 2012 due to amortization of intangible assets, tempered by positive foreign exchange impacts.

Home and Garden Business

	Fiscal Year
	2013	2012

Net sales to external customers	$390	$387
Segment profit	$78	$74
Segment profit as a % of net sales	20.1%	19.0%
Segment Adjusted EBITDA	$90	$87
Assets as of September 30	$501	$508

Segment net sales to external customers increased $3 million, or 1%, during Fiscal 2013, to $390 million, compared to $387 million in Fiscal 2012, resulting from an increase in lawn and garden control sales driven by warm fall weather during Fiscal 2013 which extended the selling season, combined with reduced returns and more efficient trade spending. Household insect control sales were flat in Fiscal 2013 compared to Fiscal 2012.
Segment profitability in Fiscal 2013 increased $4 million, to $78 million, from $74 million in Fiscal 2012, driven by the increase in lawn and garden control sales and strong expense management. Segment profitability as a percentage of net sales in Fiscal 2013 improved to 20.1%, from 19.0% in Fiscal 2012, as a result of strong expense management.
Segment Adjusted EBITDA improved $3 million to $90 million in Fiscal 2013 compared to segment Adjusted EBITDA of $87 million in Fiscal 2012 driven by the increase in net sales coupled with cost and operating expense improvements.
Segment assets at September 30, 2013 decreased to $501 million from $508 million at September 30, 2012. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $426 million at September 30, 2013, from $433 million at September 30, 2012, driven by amortization of intangible assets.

Hardware & Home Improvement

Fiscal Year
2013

Net sales to external customers	$870
Segment profit	$89
Segment profit as a % of net sales	10.2%
Segment Adjusted EBITDA	$181
Assets as of September 30	$1,736

Results of the HHI Business, reported as a separate business segment, Hardware & Home Improvement relate to operations subsequent to the acquisition date, December 17, 2012. The results of TLM Taiwan are reflected in the Hardware &

Home Improvement segment subsequent to its acquisition on April 8, 2013.
Segment net sales to external customers were $870 million in Fiscal 2013. Proforma net sales for Fiscal 2013 and Fiscal 2012 as if the acquisition had occurred at the beginning of both periods were $1,062 million and $974 million, respectively. The Fiscal 2013 sales growth was driven by double-digit improvements in the HHI Business' U.S. residential security and plumbing categories due to the housing market recovery.
Segment profit in Fiscal 2013 was $89 million. Segment profitability as a percentage of sales in Fiscal 2013 was 10.2%. Segment profitability was negatively impacted by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition.
Including pre-acquisition earnings of the HHI Business, segment Adjusted EBITDA was $181 million in Fiscal 2013.
Segment assets at September 30, 2013 were $1,736 million. Goodwill and intangible assets were $1,192 million at September 30, 2013.
See Note 15, “Acquisitions” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the HHI Business acquisition.
Corporate Expense. Our corporate expense was $60 million in Fiscal 2013 compared to $52 million in Fiscal 2012. This increase is primarily attributable to a $18 million increase in stock based compensation expense, tempered by operating expense improvements. Corporate expense as a percentage of consolidated net sales for the Fiscal 2013 remained constant at 1.5% for the Fiscal 2012.
Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.

Restructuring and Related Charges. See Note 14, "Restructuring and Related Charges", to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our restructuring and related charges.
Interest Expense. Interest expense in Fiscal 2013 was $370 million compared to $192 million in Fiscal 2012. The increase in interest expense in Fiscal 2013 of $178 million is primarily due to costs and expenses related to the extinguishment of our 9.5% Notes and the financing of the acquisition of the HHI Business coupled with higher ongoing interest expense related to the debt issued in connection with that acquisition, partially offset by the non-recurrence of costs and expenses related to the extinguishment of our 12% Notes in Fiscal 2012. We incurred $122 million of costs related to the extinguishment of our 9.5% Notes including cash tender, consent and redemption premium costs totaling $111 million and non-cash costs for the write off of unamortized deferred financing fees less unamortized original issue premium totaling $11 million. We incurred $23 million in costs and expenses related to the acquisition financing for the HHI Business including cash costs of $24 million for bridge financing fees and transaction costs, along with non-cash costs of $5 million related to the write-off of debt issuance costs and original issue discount on the former term loan facility. In addition, we incurred $69 million of ongoing cash interest expense related to the debt incurred for the acquisition of the HHI Business. The higher expense incurred in Fiscal 2013 was partially offset by the non-recurrence of $25 million of cash and $2 million of non-cash costs incurred in connection with the extinguishment of our 12% Notes, savings related to the extinguishments of the 12% Notes and the 9.5% Notes coupled with other items netting to reduced interest of $9 million. See Note 6, "Debt", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Income Taxes. In Fiscal 2013, we recorded income tax expense of $27 million on a pretax loss from continuing operations of $20 million, and in Fiscal 2012, we recorded income tax expense of $60 million on pretax income from continuing operations of $113 million. Our effective tax rate on our loss from continuing operations was approximately (136)% for Fiscal 2013. Our effective tax rate on income from continuing operations was approximately 53% for Fiscal 2012. Our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal in Fiscal 2013 of U.S. valuation allowances of $50 million on deferred tax assets as a result of the acquisition of the HHI Business and the reversal in Fiscal 2012 of U.S. valuation allowances of $15 million on deferred tax assets as a result of the FURminator acquisition. Additionally, in Fiscal 2013, the consolidated pretax income was close to break even, resulting in a higher effective tax rate as this rate is calculated by dividing tax expense into pretax income (loss).
In light of our plans to voluntarily pay down our U.S. debt, fund distributions to shareholders, fund U.S. acquisitions, and our ongoing U.S. operational cash flow requirements, in Fiscal 2012 we began recording residual U.S. and foreign taxes on current foreign earnings, which we do not consider to be permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. We evaluate annually the available earnings, permanent reinvestment classification, and availability and intent to use alternative mechanisms for repatriation for each jurisdiction in which we do business. As of September 30, 2013, we have provided residual taxes on approximately $46 million of earnings not yet taxed in the U.S. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of these foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not considered to be permanently reinvested might have a material effect on our effective tax rate. For Fiscal 2013, we project approximately $3 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.
As of September 30, 2013, we have U.S. federal and state net operating loss carryforwards of approximately $1,502 million and $1,538 million, respectively. These net operating loss carryforwards expire through years ending in 2033. We also have foreign loss carryforwards of approximately $111 million, which will expire beginning in 2014. Certain of the foreign net operating losses have indefinite carryforward periods. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject our U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation on our use of these carryforwards is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit our utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. Based on these factors, we estimate that $301 million of the total U.S. federal and $358 million of the state net operating loss would expire unused even if the Company generates sufficient income to otherwise use all its NOLs. In addition, we project that $103 million of the total foreign net operating loss carryforwards will expire unused. We have provided a full valuation allowance against these deferred tax assets as well.
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
Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is approximately $449 million at September 30, 2013. Of this amount, approximately $416 million relates to U.S. net deferred tax assets and approximately $33 million relates to foreign net deferred tax assets. Our total valuation allowance was approximately $382 million at September 30, 2012. Of this amount, approximately $347 million related to U.S. net deferred tax assets and approximately $35 million related to foreign net deferred tax assets. As a result of the purchase of the HHI Business, we reversed $50 million of U.S. valuation allowance during Fiscal 2013. As a result of the purchase of FURminator, we released $15 million of U.S. valuation allowance during Fiscal 2012. These releases were attributable to the net deferred tax liabilities recorded on the opening balance sheets of the acquired companies in purchase accounting, which offset other U.S. net deferred tax assets.
ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. As of September 30, 2013 and September 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $14 million and $6 million, respectively. See Note 9, "Income Taxes", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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
Operating Expense. Operating expenses for Fiscal 2012 totaled $814 million versus $901 million during Fiscal 2011. The $87 million decrease in operating expenses for Fiscal 2012 versus Fiscal 2011 was driven by synergies recognized subsequent to the Merger of $25 million, decreased asset impairment charges of $32 million, decreased Acquisition and integration charges of $6 million, positive foreign exchange impacts of $20 million and savings from our cost reduction initiatives. See Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.
Operating Income. Operating income was approximately $302 million in Fiscal 2012 compared to $228 million recognized in Fiscal 2011, representing an increase of $74 million. The increase is primarily attributable to the decreased operating expenses discussed above, which were slightly offset by the decline in gross profit as detailed above.
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
Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 11, "Segment Information", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Below are reconciliations of GAAP Net Income (Loss) from Continuing Operations to Adjusted EBIT and Adjusted

EBITDA by segment and for Consolidated Spectrum Brands for Fiscal 2012 and Fiscal 2011:

	Fiscal 2012
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$221	$70	$71	$(313)	$49
Income tax expense	—	—	—	60	60
Interest expense	—	—	—	192	192
Acquisition and integration related charges	15	5	2	9	31
Restructuring and related charges	7	10	1	1	19
Adjusted EBIT	$243	$85	$74	$(51)	$351
Depreciation and amortization (d)	64	28	13	29	134
Adjusted EBITDA	$307	$113	$87	$(22)	$485

	Fiscal 2011
	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate / Unallocated Items(a)	Consolidated Spectrum Brands
	(in millions)
Net income (loss), as adjusted (a)	$180	$50	$62	$(367)	$(75)
Income tax expense	—	—	—	92	92
Interest expense	—	—	—	184	184
Write-off unamortized discounts and financing fees (b)	—	—	—	24	24
Restructuring and related charges	6	17	2	4	29
Acquisition and integration related charges	31	—	—	6	37
Intangible asset impairment	23	8	1	—	32
Accelerated depreciation and amortization (c)	(1)	—	—	—	(1)
Adjusted EBIT	$239	$75	$65	$(57)	$322
Depreciation and amortization (d)	68	24	12	31	135
Adjusted EBITDA	$307	$99	$77	$(26)	$457

(a)	It is our policy to record income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments.

(b)	Adjustment reflects the write-off of unamortized deferred financing fees and discounts related to the refinancing of our Term loan facility.

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
Global Pet Supplies

	2012	2011
	(in millions)
Net sales to external customers	$616	$579
Segment profit	$86	$75
Segment profit as a % of net sales	14.0%	13.0%
Segment Adjusted EBITDA	$113	$99
Assets as of September 30,	$956	$828
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
Segment profitability increased $11 million in Fiscal 2012 to $86 million from $75 million in Fiscal 2011. Segment profitability as a percentage of sales in Fiscal 2012 also increased to 14.0% from 13.0% during Fiscal 2011. The increase in segment profit is attributable to increased sales and North American pricing improvements in Fiscal 2012, partially offset by negative foreign exchange impacts and a slowing European economy. The higher segment profit as a percentage of sales is primarily a result of the acquisition of FURminator which contributes a higher margin compared to other products within the segment, coupled with savings from our restructuring initiatives. See “Restructuring and Related Charges” below, as well as Note 14, "Restructuring and Related Charges", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

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
Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, "Significant Accounting Policies - Acquisition and Integration Related Charges" to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail regarding our Acquisition and integration related charges.

Restructuring and Related Charges. See Note 14, “Restructuring and Related Charges” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our restructuring and related charges.
Goodwill and Intangibles Impairment. Accounting standards require companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2012 and Fiscal 2011, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, no impairment was identified in Fiscal 2012 while we recorded a non-cash pretax impairment charge of $32 million in Fiscal 2011. The $32 million non-cash pretax impairment charge incurred in Fiscal 2011 reflects trade name intangible asset impairments of the following: $23 million related to the Global Batteries and Appliances segment; $8 million related to Global Pet Supplies; and $1 million related to the Home and Garden Business. See Note 2(j), "Significant Accounting Policies and Practices—Intangible Assets", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on goodwill and intangibles impairment charges.

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
Income Taxes. In Fiscal 2012, we recorded income tax expense of $60 million on pretax income from continuing operations of $113 million, and in Fiscal 2011, we recorded income tax expense of $92 million on a pretax loss from continuing operations of $18 million. Our effective tax rate on income from continuing operations was approximately 53% for Fiscal 2012. Our effective tax rate on our loss from continuing operations was approximately 522% for Fiscal 2011. There are four significant factors impacting our book income tax rate. First, we are profitable in the foreign jurisdictions in which we operate and therefore must provide foreign income taxes even while we have a book loss in the United States. Our book loss in the U.S. is the result of substantially all of our debt and restructuring costs being incurred in our U.S. entities. Second, since there is a valuation allowance against U.S. deferred tax assets, we are unable to record any financial statement benefit related to our U.S. domestic losses. This impact is further exacerbated by the tax amortization of certain domestic indefinite lived intangible assets. The deferred tax liabilities created by the tax amortization of these intangibles cannot be used to offset corresponding increases in net operating loss deferred tax assets in determining the Company's domestic valuation allowance. This results in additional net domestic tax expense despite the U.S. domestic book losses. Third, in Fiscal 2012, we recognized a $14 million tax benefit from the release of a portion of our U.S. valuation allowance, as discussed below, in connection with the purchase of FURminator. Finally, in Fiscal 2011, our consolidated pretax income was close to break even, which created a high effective tax rate as this rate is calculated by dividing tax expense into pretax income (loss).
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
Liquidity and Capital Resources
Operating Activities. Cash provided by operating activities totaled $258 million during Fiscal 2012 compared to $253 million during Fiscal 2011. The $5 million increase in cash provided by operating activities was primarily due to:

•

•	Cash generated from higher adjusted EBITDA of $163 million, primarily due to the post-acquisition operating results of the HHI Business;
Offset by

•	A $100 million use of cash from working capital and other items driven by higher accounts receivable and changes in deferred income taxes, partially offset by an increase in accounts payable;

•
Higher cash payments for interest of $40 million, excluding payments related to the tender of our 9.5% Notes (See Note 6, "Debt", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K);

•	Higher cash payments for income taxes of $11 million; and

•	Higher cash acquisition, integration and restructuring related costs of $7 million.
We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2014, through a combination of cash on hand, cash flow from operations and funds available for borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.
We are not treating Fiscal 2012 and future earnings as permanently reinvested. At September 30, 2013, there are no significant foreign cash balances available for repatriation. For Fiscal 2014, we expect to generate between $60 million and $90 million of foreign cash that will be repatriated for general corporate purposes.
See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.
Investing Activities. Net cash used by investing activities was $1,483 million for Fiscal 2013 compared to $231 million for Fiscal 2012. The $1,252 million increase in cash used by investing activities in Fiscal 2013 is driven by an increase in cash used for acquisitions of $1,217 million, which related to the $1,351 million purchase, net of cash acquired, of the HHI Business, and the $49 million purchase, net of cash acquired, of Shaser, versus the $139 million, net of cash acquired, purchase of FURminator and the $44 million acquisition of Black Flag in Fiscal 2012. The remaining $35 million increase in cash used by investing activities was due to an increase in capital expenditures from the addition of the HHI Business.
We expect to make investments in capital projects similar to historical levels, as well as incremental investments in high return cost reduction projects slightly above historical levels.
Financing Activities
Debt Financing
At September 30, 2013, we had the following debt instruments: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”); (ii) 6.75% unsecured notes (the “6.75% Notes”); (iii) 6.375% unsecured notes (the “6.375% Notes”); (iv) 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million asset based lending revolving credit facility (the “ABL Facility,” and, together with the Term Loan, (the “Senior Credit Facilities”).
At September 30, 2013, the aggregate amount of principal outstanding under our debt instruments was as follows: (i) $1,745 million under the Term Loan, with $850 million maturing September 4, 2017, $300 million maturing September 4, 2019 and $595 million maturing December 17, 2019; (ii) $520 million under the 6.375% Notes, maturing November 15, 2020;

(ii) $570 million under the 6.625% Notes, maturing November 15, 2022; (iii) $300 million under the 6.75% Notes, maturing March 15, 2020; and (iv) $0 million under the ABL Revolving Credit Facility, expiring May 3, 2016.
At September 30, 2013, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility (the "ABL Credit Agreement").
From time to time we may repurchase our existing indebtedness, including outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.
See Note 6, “Debt,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.
Financing Activities. Net cash provided by financing activities was $1,263 million for Fiscal 2013 compared to net cash used of $5 million for Fiscal 2012.
The Fiscal 2013 cash proceeds consisted of the following: (i) proceeds related to the issuance $1,936 of Term Debt; (ii) proceeds related to issuance of $570 million of 6.625% Notes and $520 million of 6.375% Notes;(iii) a use of $1,061 million to extinguish $950 million of our 9.5% Notes, which included tender and call premium of $111 million; (iv) a use of $571 million to repay debt under the Senior Credit Facilities; (v) a use to pay $61 million of debt issuance costs; (vi) a use to pay $89 million of dividends; (vii) a use to pay share-based tax withholdings of employees for vested stock awards of $20 million; (viii) proceeds from a $28 million contribution from our parent; and (ix) $11 million proceeds from other financing activities. The primary use of the proceeds was to fund the acquisitions discussed within “Liquidity and Capital Resources - Investing Activities.”
The Fiscal 2012 cash use consisted of the following: (i) proceeds related to issuance of $300 million of 6.75% Notes; (ii) proceeds related to an addition issuance of $200 million of 9.5% Notes and a premium related to the issuance of $17 million; (iii) a use of $270 million to extinguish $231 million of our 9.5% Notes, which included tender and call premium of $39 million; (iv) a use of $155 million to repay debt under the Senior Credit Facilities; (v) a use to pay $11 million of debt issuance costs; (vi) a use to pay $51 million of dividends; (vii) a use to pay share-based tax withholdings of employees for vested stock awards of $4 million; (viii) a use of $31 million for treasury stock purchases; (ix) and a $5 million use from other financing activities.
Interest Payments and Fees
In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $155 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million and interest under our 6.75% Notes of approximately $20 million and, based on principal amounts currently outstanding under these facilities, and using market interest rates and foreign exchange rates in effect at September 30, 2013, this also includes interest under our Term Loans and ABL Facility of approximately $64 million. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.
Equity Financing Activities
During Fiscal 2013, we granted approximately 678 thousand shares of restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $31 million, which represented unearned restricted stock compensation. Such unearned compensation is amortized to expense over the appropriate vesting period.
From time to time we may repurchase our outstanding shares of Common Stock in the open market or otherwise.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Debt, excluding capital lease obligations	$99	$74	$73	$668	$9	$2,240	$3,163
Interest payments excluding capital lease obligations	160	155	153	151	127	317	1,063
Capital lease obligations(1)	8	9	8	7	6	71	109
Operating lease obligations	40	33	28	23	15	34	173
Employee benefit obligations(2)	9	9	10	10	11	63	112
Total Contractual Obligations(3)	$316	$280	$272	$859	$168	$2,725	$4,620

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

(2)
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

(3)
At September 30, 2013, our consolidated balance sheet includes tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized.

Other Commercial Commitments
The following table summarizes our other commercial commitments as of September 30, 2013, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Letters of credit	$32	$5	$—	$—	$—	$—	$37
Total Other Commercial Commitments	$32	$5	$—	$—	$—	$—	$37

Critical Accounting Policies
Our Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management’s judgment and estimates in areas that are inherently uncertain.
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
ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2013, Fiscal 2012 and Fiscal 2011, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, we recorded no impairment charges in Fiscal 2013 and Fiscal 2012, and non-cash pretax impairment charges of approximately $32 million in Fiscal 2011. The $32 million impairment charge incurred in Fiscal 2011 reflects an impairment of trade name intangible assets consisting of the following: (i) $23 million related to Global Batteries and Appliances; (ii) $8 million related to Global Pet Supplies; and (iii) $1 million related to the Home and Garden Business.
We used a discounted estimated future cash flows methodology, third party valuations and negotiated sales prices to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested the aggregate estimated fair value of our reporting units for reasonableness by comparison to our total market capitalization, which includes both our equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.
The fair values of our Global Batteries & Appliances, Hardware & Home Improvement, Global Pet Supplies and Home and Garden Business reporting units, which are also our segments, exceeded their carry values by 74%, 17%, 83% and 80%, respectively, as of the date of our latest annual impairment testing.
See Note 2(i), "Significant Accounting Policies and Practices—Property, Plant and Equipment", Note 2(j), "Significant Accounting Policies and Practices—Intangible Assets"; Note 4, "Property, Plant and Equipment"; and Note 5, "Goodwill and Intangible Assets," of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.
Revenue Recognition and Concentration of Credit Risk
We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our hardware and home improvement, electric shaving and grooming, electric personal care, home and garden, small appliances and pet supply products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the costs of the promotional programs. These costs are generally treated as a reduction of net sales.
We also enter into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction in net sales or an increase in cost of sales, based on the type of promotional program. The income statement presentation of our promotional arrangements complies with ASC Topic 605: “Revenue Recognition.” Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.
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
See Note 2(c), "Significant Accounting Policies and Practices—Revenue Recognition"; Note 2(d), "Significant Accounting Policies and Practices—Use of Estimates" and Note 2(f), "Significant Accounting Policies and Practices—Concentrations of Credit Risk and Major Customers and Employees"; of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.
Pensions
Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Our pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of 1.8% to 13.0% in Fiscal 2013 and of 4.0% to 13.5% in Fiscal 2012. In adjusting the discount rates from Fiscal 2012 to Fiscal 2013, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.
Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 3.6% to 7.8% in Fiscal 2013 and 4.0% to 7.8% in Fiscal 2012. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense and required funding contributions. Similarly, an understatement of the expected return would ultimately decrease future pension expense and required funding contributions. If plan assets decline due to poor performance by the markets and/or interest rates decline resulting in a lower discount rate, our pension liability will increase, ultimately increasing future pension expense and required funding contributions.

See Note 10, "Employee Benefit Plans," of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.
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
See Note 14, "Restructuring and Related Charges," of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our restructuring initiatives and related costs.
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
See Note 2(w), "Significant Accounting Policies and Practices - Acquisition and Integration Related Charges" of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K .
Accounting for Acquisitions
Accounting for acquisitions requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, which are then either discounted at an estimated discount rate or measured at an estimated royalty rate, and the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.
See Note 15, "Acquisitions" of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of ASC 805 purchase accounting valuation assumptions.
Deferred Income Tax Asset and Other Tax Reserves
We assess our deferred tax asset and record a valuation allowance, when necessary, to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income, taxable temporary differences and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we made that determination.

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves are presented on the balance sheet in other liabilities.
See Note 9, "Income Taxes" of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
See further discussion in Item 3, Legal Proceedings, and Note 12, "Commitments and Contingencies," of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
A discussion of our accounting policies for derivative financial instruments is included in Note 7, "Derivative Financial Instruments", to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Interest Rate Risk
A substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general level of U.S. and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At September 30, 2013, there were no outstanding interest rate derivative instruments.
Foreign Exchange Risk
We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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
At September 30, 2013, assuming a 1 percent unfavorable shift in interest rates of our variable rate Term Loan, there would be no financial impact as the underlying interest rates are currently greater than 1 percent below the floor of our variable rate Term Loan. At September 30, 2013, there were no outstanding interest rate derivative instruments.
At September 30, 2013, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $35 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $17 million.
At September 30, 2013, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1 million.

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
Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control- Integrated Framework (1992). The Company’s management has concluded that, as of September 30, 2013, its internal control over financial reporting is effective based on these criteria. The Company's management excluded the residential hardware and home improvement business (the HHI Business) from its assessment of the effectiveness of internal control over financial reporting, as the Company may omit an assessment of an acquired business's internal control over financial reporting from its assessment of the registrant's internal control; however, such exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. The total assets of $1,736 million and total net sales of $870 million associated with the HHI Business are included in the consolidated financial statements of the Company as of and for the year ended September 30, 2013.
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
The information required by Item 401 of Regulation S-K concerning the directors of Spectrum Brands, Inc. (“Spectrum Brands”) and the nominees for re-election as directors of Spectrum Brands at the Annual Meeting of Shareholders to be held on January 28, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the disclosures which will be included under the captions “BOARD OF DIRECTORS,” “PROPOSAL 1-ELECTION OF DIRECTORS,” and “EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” in SB Holdings' definitive Proxy Statement relating to the 2014 Annual Meeting (the “SB Holdings Definitive Proxy Statement”), which will be filed not later than 120 days after the end of SB Holdings' fiscal year ended September 30, 2013.
Audit Committee and Audit Committee Financial Expert
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
Compensation Committee Interlocks and Insider Participation
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “EXECUTIVE COMPENSATION-Compensation Committee Interlocks and Insider Participation” in the SB Holdings Definitive Proxy Statement.
Report of the Compensation Committee of the Board of Directors
The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “EXECUTIVE COMPENSATION-Compensation Committee Interlocks and Insider Participation” in the SB Holdings Definitive Proxy Statement.
Executive Compensation
The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “EXECUTIVE COMPENSATION” in the SB Holdings Definitive Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of Common Shares of Spectrum Brands Holdings, Inc.
The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in the SB Holdings Definitive Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “EQUITY COMPENSATION PLAN INFORMATION” in the SB Holdings Definitive Proxy Statement.

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
The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the captions “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2014 - Independent Auditor Fees” and “Pre-Approval of Independent Auditor Services and Fees” in the SB Holdings Definitive Proxy Statement.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors
Spectrum Brands, Inc.:
We have audited the accompanying consolidated statements of financial position of Spectrum Brands, Inc. and subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of presenting tax withholdings for share-based payment awards paid to a taxing authority on behalf of an employee from an operating activity to a financing activity within the consolidated statements of cash flows for all periods presented.

/s/ KPMG LLP
Milwaukee, Wisconsin
November 27, 2013

SPECTRUM BRANDS, INC.
Consolidated Statements of Financial Position
September 30, 2013 and September 30, 2012
(Amounts in thousands)

	September 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$198,219	$157,872
Receivables:
Trade accounts receivable, net of allowances of $37,376 and $21,870, respectively	481,313	335,301
Other	67,081	40,067
Inventories	632,923	452,633
Deferred income taxes, net	32,959	28,143
Prepaid expenses and other	62,781	49,273
Total current assets	1,475,276	1,063,289
Property, plant and equipment, net	412,551	214,017
Deferred charges and other	26,050	27,711
Goodwill	1,476,672	694,245
Intangible assets, net	2,163,166	1,714,929
Debt issuance costs	65,329	39,320
Total assets	$5,619,044	$3,753,511
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$102,921	$16,414
Accounts payable	525,519	325,023
Accrued liabilities:
Wages and benefits	82,056	82,119
Income taxes payable	32,613	30,272
Accrued interest	36,731	30,473
Other	171,074	124,597
Total current liabilities	950,914	608,898
Long-term debt, net of current maturities	3,115,942	1,652,886
Employee benefit obligations, net of current portion	96,612	89,994
Deferred income taxes, net	492,774	377,465
Other	28,879	31,578
Total liabilities	4,685,121	2,760,821
Commitments and contingencies
Shareholders’ equity:
Additional paid-in capital	1,393,124	1,359,946
Accumulated deficit	(469,886)	(333,821)
Accumulated other comprehensive loss	(38,521)	(33,435)
Total shareholders' equity	884,717	992,690
Noncontrolling interest	49,206	—
Total equity	933,923	992,690
Total liabilities and equity	$5,619,044	$3,753,511
See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS, INC.
Consolidated Statements of Operations
Years ended September 30, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Net sales	$4,085,581	$3,252,435	$3,186,916
Cost of goods sold	2,685,285	2,126,922	2,050,208
Restructuring and related charges	9,984	9,835	7,841
Gross profit	1,390,312	1,115,678	1,128,867
Selling	636,958	521,191	536,535
General and administrative	284,673	214,522	240,923
Research and development	43,334	33,087	32,901
Acquisition and integration related charges	48,445	31,066	36,603
Restructuring and related charges	24,028	9,756	20,803
Intangible asset impairment	—	—	32,450
Total operating expenses	1,037,438	809,622	900,215
Operating income	352,874	306,056	228,652
Interest expense	369,519	191,998	208,492
Other expense, net	3,506	878	2,491
(Loss) income from continuing operations before income taxes	(20,151)	113,180	17,669
Income tax expense	27,359	60,385	92,295
Net (loss) income	(47,510)	52,795	(74,626)
Less: Net loss attributable to noncontrolling interest, net of tax	(140)	—	—
Net (loss) income attributable to controlling interest	$(47,370)	$52,795	$(74,626)
See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years ended September 30, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Net (loss) income	$(47,510)	$52,795	$(74,626)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,622)	(8,602)	(10,607)
Unrealized (loss) gain on cash flow hedges	(2,509)	1,545	4,428
Defined benefit pension gain (loss)	4,248	(11,932)	(770)
Other comprehensive loss, net of tax	(4,883)	(18,989)	(6,949)
Comprehensive (loss) income	(52,393)	33,806	(81,575)
Less: Comprehensive income attributable to noncontrolling interest	63	—	—
Comprehensive (loss) income attributable to controlling interest	$(52,456)	$33,806	$(81,575)
See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended September 30, 2013, 2012 and 2011
(In thousands)

	Additional Paid-In/ Other	Accumulated	Accumulated Other Comprehensive Income (Loss),	Total Shareholders’ Equity	Non-controlling Interest	Total Equity (Deficit)
	Capital	Deficit	net of tax
Balances at September 30, 2010	$1,314,768	$(260,540)	$(7,497)	1,046,731	—	$(268,037)
Net loss	—	(74,626)	—	(74,626)	—	(74,626)
Other comprehensive loss	—	—	(6,949)	(6,949)	—	(6,949)
Amortization of unearned compensation	29,969	—	—	29,969	—	29,969
Restricted stock units surrendered	(6,003)	—	—	(6,003)	—	(6,003)
Balances at September 30, 2011	$1,338,734	$(335,166)	$(14,446)	989,122	—	$989,122
Net loss	—	52,795	—	52,795	—	52,795
Other comprehensive loss	—	—	(18,989)	(18,989)	—	(18,989)
Vesting of restricted stock units	25,208	—	—	25,208	—	25,208
Restricted stock units surrendered	(3,996)	—	—	(3,996)	—	(3,996)
Amortization of unearned compensation	—	(51,450)	—	(51,450)	—	(51,450)
Balances at September 30, 2012	$1,359,946	$(333,821)	$(33,435)	992,690	—	$992,690
Net income	—	(47,370)	—	(47,370)	(140)	(47,510)
Other comprehensive (loss) income	$—	—	(5,086)	(5,086)	203	(4,883)
Contribution from parent	28,562	—	—	28,562	—	28,562
Amortization of unearned compensation	30,775	—	—	30,775	—	30,775
Restricted stock units surrendered	(20,050)	—	—	(20,050)	—	(20,050)
Dividend declared	—	(88,695)	—	(88,695)	—	(88,695)
Parent ownership interest - Shaser	(6,109)	—	—	(6,109)	—	(6,109)
Noncontrolling interest		—	—	—	49,143	49,143
Balances at September 30, 2013	$1,393,124	$(469,886)	$(38,521)	884,717	49,206	$933,923
See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(47,510)	$52,795	$(74,626)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	62,114	40,950	47,065
Amortization of intangibles	77,779	63,666	57,695
Amortization of unearned restricted stock compensation	43,098	25,208	29,969
Amortization of debt issuance costs	13,241	9,922	13,198
Non-cash increase to cost of goods sold from sale of HHI Business acquisition inventory	31,000	—	—
Intangible asset impairment	—	—	32,450
Write-off of unamortized (premium) / discount on retired debt	(5,178)	(466)	8,950
Write-off of debt issuance costs	21,574	2,946	15,420
Non-cash restructuring and related charges	23,245	5,195	15,143
Non-cash debt accretion	2,482	722	4,773
Note retirement tender, call premium and related costs	111,307	25,400	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(62,316)	16,498	17,412
Inventories	(2,707)	(11,642)	96,406
Prepaid expenses and other current assets	(3,727)	561	815
Accounts payable and accrued liabilities	(621)	5,360	(58,091)
Deferred taxes	(21,655)	22,633	57,314
Other changes in assets and liabilities	16,047	(7,082)	(29,170)
Net cash provided by operating activities	258,173	252,666	234,723
Cash flows from investing activities:
Purchases of property, plant and equipment	(81,976)	(46,809)	(36,160)
Acquisition of Shaser, net of cash acquired	(42,561)	—	—
Acquisition of the HHI Business, net of cash acquired	(1,351,008)	—	—
Acquisition of Black Flag	—	(43,750)	—
Acquisition of FURminator, net of cash acquired	—	(139,390)	—
Acquisition of Seed Resources, net of cash acquired	—	—	(11,053)
Proceeds from sale of assets held for sale	—	—	6,997
Other investing activities	(1,179)	(1,545)	(5,480)
Net cash used by investing activities	(1,476,724)	(231,494)	(45,696)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	1,936,250	—	—
Proceeds from issuance of 6.375% Notes	520,000	—	—
Proceeds from issuance of 6.625% Notes	570,000	—	—
Payment of 9.5% Notes, including tender and call premium	(1,061,307)	—	—
Proceeds from issuance of 6.75% Notes	—	300,000	—
Payment of 12% Notes, including tender and call premium	—	(270,431)	—
Proceeds from issuance of 9.5% Notes, including premium	—	217,000	—
Payment of Senior Credit Facilities, excluding ABL revolving credit facility	(571,093)	(155,061)	(224,763)
Prepayment penalty of term loan facility	—	—	(5,653)
Debt issuance costs	(60,850)	(11,231)	(12,616)
Other debt financing, net	11,941	392	30,788
Reduction of other debt	(1,251)	(29,112)	—
Capital contribution from parent	28,562	—	—
Cash dividends paid to parent	(88,695)	(51,450)	—
Treasury stock purchases	—	—	(3,409)
Net proceeds from equity offering	—	—	—
Share based award tax withholding payments	(20,141)	(3,936)	(2,482)
Other financing activities	—	(953)	—
Net cash provided (used) by financing activities	1,263,416	(4,782)	(218,135)
Effect on cash and cash equivalents due to Venezuela devaluation	(1,871)	—	—
Effect of exchange rate changes on cash and cash equivalents - other	(2,647)	(932)	908
Net increase (decrease) in cash and cash equivalents	40,347	15,458	(28,200)
Cash and cash equivalents, beginning of year	157,872	142,414	170,614
Cash and cash equivalents, end of year	$198,219	$157,872	$142,414

Supplemental disclosure of cash flow information:
Cash paid for interest	$336,798	$185,634	$171,577
Cash paid for taxes	$49,638	$39,173	$37,171

See accompanying notes which are an integral part of these consolidated financial statements.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

(1)	DESCRIPTION OF BUSINESS
Spectrum Brands, Inc., a Delaware corporation (“Spectrum Brands” or the “Company”), is a diversified global branded consumer products company. Spectrum Brands, Inc., is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
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
On December 17, 2012, the Company acquired the residential hardware and home improvement business (the “HHI Business”) from Stanley Black & Decker, Inc. (“Stanley Black & Decker”), which includes (i) the equity interests of certain subsidiaries of Stanley Black & Decker engaged in the business and (ii) certain assets of Stanley Black & Decker used or held for use in connection with the business (the “Hardware Acquisition”). The HHI Business has a broad portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley, FANAL and Pfister, as well as patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect. On April 8, 2013, the Company completed the Hardware Acquisition with the closing of the purchase of certain assets of Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation ("TLM Taiwan”), which is involved in the production of residential locksets. For information pertaining to the Hardware Acquisition, see Note 15, “Acquisitions.”
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

(2) Significant Accounting Policies and Practices
(a) Principles of Consolidation and Fiscal Year End
The consolidated financial statements include the financial statements of Spectrum Brands and its majority owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2013, Fiscal 2012 and Fiscal 2011 refer to the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

(b) Change in Accounting Principle
During Fiscal 2013, the Company made a change in accounting principle to present tax withholdings for share-based payment awards paid to taxing authorities on behalf of employees as a financing activity within the Consolidated Statements of Cash Flows. Such amounts were previously presented within operating activities. The Company believes this change is preferable as the predominant characteristic of the transaction is a financing activity. The Company has reclassified the following amounts within its previously reported Consolidated Statements of Cash Flows on a retrospective basis to reflect this change in accounting principle:

	Fiscal 2012	Fiscal 2011
Net cash used by operating activities - Accounts payable and accrued liabilities:
As previously reported	$1,424	$(60,573)
Reclassification of share based award tax withholding payments	3,936	2,482
As reclassified	$5,360	$(58,091)
Net cash used by financing activities - Share based award tax withholding payments:
As previously reported	$—	$—
Reclassification of share based award tax withholding payments	(3,936)	(2,482)
As reclassified	$(3,936)	$(2,482)
(c) Revenue Recognition
The Company recognizes revenue from product sales generally upon delivery to the customer at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is generally not obligated to allow for, and its general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.
The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.
The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction in Net sales or an increase in Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with Accounting Standards Codification ("ASC") Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.
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
(d) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(e) Cash Equivalents
For purposes of the accompanying Consolidated Statements of Financial Position and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

(f) Concentrations of Credit Risk and Major Customers
Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.
The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 18%, 23% and 24% of the Company’s Net sales during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. This major customer also represented approximately 11% and 13% of the Company’s Trade accounts receivable, net as of September 30, 2013 and September 30, 2012, respectively.
Approximately 41%, 46% and 44% of the Company’s Net sales during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.
(g) Displays and Fixtures
Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed of after a single use by the customer.
Permanent fixtures are more lasting in nature, are generally made from wire or other longer-lived materials, and are shipped to customers for use in displaying the Company’s products. These permanent fixtures are restocked with the Company’s product multiple times over the fixture’s useful life.
The costs of both temporary and permanent displays are capitalized as a prepaid asset until shipped to the customer and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers. The unamortized cost of permanent fixtures is reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.
(h) Inventories
The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method.
(i) Property, Plant and Equipment
Property, plant and equipment are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements	20	-	40	years
Machinery, equipment and other	2	-	15	years

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense.
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

(j) Intangible Assets
Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting, Intangible Assets were recorded at their estimated fair value on August 30, 2009. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.
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
During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date, as well as in certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred.
Intangibles with Indefinite Lives
In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company used the discounted estimated future cash flows methodology. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.
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
In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2013, Fiscal 2012 and Fiscal 2011, the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.
During Fiscal 2013, the Company concluded that the fair value of its intangible assets exceeded their carrying value.
During Fiscal 2012, the Company concluded that the fair value of its intangible assets exceeded their carrying value. Additionally, during Fiscal 2012 the Company reclassified $3,450 of certain trade names from indefinite lived to definite lived.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

These trade names are being amortized over their remaining useful lives, which have been estimated to be 1-3 years.
In connection with its annual impairment testing of indefinite-lived intangible assets during Fiscal 2011, the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during Fiscal 2011 the Company recorded a non-cash pretax intangible asset impairment charge of approximately $32,450 which was equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. This non-cash impairment of trade name intangible assets has been recorded as a separate component of Operating expenses. This impairment of trade name intangible assets was primarily attributed to lower forecasted profits, reflecting more conservative growth rates versus those originally assumed by the Company at the time of acquisition or upon adoption of fresh start reporting.
A triggering event occurred in Fiscal 2011 which required the Company to test its indefinite-lived intangible assets for impairment between annual impairment dates. On October 1, 2010, the Company realigned its operating segments, which constituted a triggering event for impairment testing. In connection with this interim test, the Company compared the fair value of its reporting segments to their carrying amounts both before and after the change in segment composition, and determined the fair values were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. The Company also tested the recoverability of its identified indefinite-lived intangibles in connection with the realignment of its operating segments and concluded that the fair values of these assets exceeded their carrying values.
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
(k) Debt Issuance Costs
Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.
(l) Accounts Payable
Included in accounts payable are book overdrafts, net of deposits on hand, on disbursement accounts that are replenished when checks are presented for payment.

(m) Income Taxes
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income tax expense.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

(n) Foreign Currency Translation
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
As of September 30, 2013 and September 30, 2012, accumulated (losses) gains related to foreign currency translation adjustments of $(7,050) and $(225), respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.
Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $9,388, $1,654 and $3,370 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, are included in Other expense, net, in the accompanying Consolidated Statements of Operations.
(o) Shipping and Handling Costs
The Company incurred shipping and handling costs of $246,090, $198,152 and $201,480 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.
(p) Advertising Costs
The Company incurred advertising costs of $22,971, $20,706 and $30,673 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.
(q) Research and Development Costs
Research and development costs are charged to expense in the period they are incurred.

(r) Environmental Expenditures
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
(s) Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of cash flows, operations or accumulated deficit.
(t) Comprehensive (Loss) Income
Comprehensive (loss) income includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Peso and Brazilian Real. Except for gains and losses resulting from exchange rate changes on intercompany balances of a long-term nature, and prior to September 30, 2011, the Company did not provide income taxes on currency translation adjustments, as earnings from international subsidiaries were considered to be

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

permanently reinvested. As of the beginning of Fiscal 2012, the Company is no longer considering current and future earnings from international subsidiaries to be permanently reinvested, except for in locations where the Company is precluded by certain restrictions from repatriating earnings.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 7, “Derivative Financial Instruments.”
The following is a roll forward of the amounts recorded in AOCI:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Foreign Currency Translation Adjustments:
Beginning balance	$(225)	$8,377	$18,984
Gross change before reclassification adjustment	(6,622)	(8,602)	(12,857)
Gross change after reclassification adjustment	$(6,622)	$(8,602)	$(12,857)
Deferred tax effect	—	—	2,742
Deferred tax valuation allowance	—	—	(492)
Other Comprehensive Loss	$(6,622)	$(8,602)	$(10,607)
Noncontrolling interest	203	—	—
Ending balance	$(7,050)	$(225)	$8,377

Unrealized Gains (Losses) on Cash Flow Hedges:
Beginning balance	$218	$(1,327)	$(5,755)
Gross change before reclassification adjustment	(2,013)	(1,824)	(5,992)
Net reclassification adjustment for (gains) losses included in earnings	(920)	3,097	13,422
Gross change after reclassification adjustment	$(2,933)	$1,273	$7,430
Deferred tax effect	(234)	(636)	(2,671)
Deferred tax valuation allowance	658	908	(331)
Other Comprehensive Income	$(2,509)	$1,545	$4,428
Ending balance	$(2,291)	$218	$(1,327)

Defined Benefit Pension Plans:
Beginning balance	$(33,428)	$(21,496)	$(20,726)
Gross change before reclassification adjustment	8,097	(15,682)	(6,344)
Net reclassification adjustment for losses (gains) included in Cost of goods sold	1,571	900	(174)
Net reclassification adjustment for (gains) losses included in Selling expenses	(584)	—	69
Net reclassification adjustment for losses included in General and administrative expenses	373	—	113
Gross change after reclassification adjustment	$9,457	$(14,782)	$(6,336)
Deferred tax effect	(5,123)	3,632	2,037
Deferred tax valuation allowance	(86)	(782)	3,529
Other Comprehensive (Loss) Income	$4,248	$(11,932)	$(770)
Ending balance	$(29,180)	$(33,428)	$(21,496)

Total Other Comprehensive Loss, net of tax	$(4,883)	$(18,989)	$(6,949)

Total ending AOCI	$(38,521)	$(33,435)	$(14,446)
(u) Stock Compensation
The Company measures the cost of its stock-based compensation plans, which include restricted stock awards and restricted

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

stock units, based on the fair value of the awards at the date of grant and recognizes these costs over the requisite service period of the awards.
In September 2009, SB Holdings’ board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). Prior to October 21, 2010, up to 3,333 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2009 Plan. After October 21, 2010, no further awards may be made under the 2009 Plan.
In June 2010, SB Holdings adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the RH Plan.
On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. Up to 4,626 shares of common stock of SB Holdings, net of cancellations, may be issued under the 2011 Plan.
Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2013 was $43,098. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations.
Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2012 was $25,208. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $131 related to the accelerated vesting of certain awards to terminated employees.
Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2011 was $29,969. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations, of which $467 related to the accelerated vesting of certain awards to terminated employees.
The Company granted approximately 678 restricted stock units during Fiscal 2013. Of these grants, 26 restricted stock units are time-based and vest over a period of one year. Of the remaining 652 restricted stock units, 90 are performance-based and vest over a one year period and 562 are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $31,307.
The Company granted approximately 745 restricted stock units during Fiscal 2012. Of these grants, 42 restricted stock units are time-based and vest over a period ranging from one to two years. The remaining 703 restricted stock units are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $20,439.
A summary of the Company’s restricted stock and restricted stock unit award activity for Fiscal 2013 and Fiscal 2012, and the non-vested awards outstanding as of September 30, 2013 is as follows:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Restricted stock awards at September 30, 2011	123	$24.20	$2,977
Vested	(110)	23.75	(2,613)
Restricted stock awards at September 30, 2012	13	$28.00	$364
Vested	(13)	28.00	(364)
Restricted stock awards at September 30, 2013	—	$—	$—
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Non-vested restricted stock units at September 30, 2011	1,629	$29.00	$47,236
Granted	745	27.43	20,439
Forfeited	(57)	28.49	(1,624)
Vested	(386)	28.81	(11,120)
Non-vested restricted stock units at September 30, 2012	1,931	$28.45	$54,931
Granted	678	46.18	31,307
Forfeited	(302)	30.36	(9,168)
Vested	(1,206)	28.19	(34,003)
Non-vested restricted stock units at September 30, 2013	1,101	$39.12	$43,067

(v) Restructuring and Related Charges
Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 14, "Restructuring and Related Charges", for a more complete discussion of restructuring initiatives and related costs).
(w) Acquisition and Integration Related Charges
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
The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2013, Fiscal 2012 and Fiscal 2011:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

	2013	2012	2011

Russell Hobbs
Integration costs	$3,452	$10,168	$23,084
Employee termination charges	217	3,900	8,105
Legal and professional fees	39	1,495	4,883
Russell Hobbs Acquisition and integration related charges	$3,708	$15,563	$36,072
HHI Business
Legal and professional fees	27,712	—	—
Integration costs	8,864	—	—
Employee termination charges	356	—	—
HHI Business Acquisition and integration related charges	$36,932	$—	$—

Shaser	4,828	—	—
FURminator	2,270	7,938	—
Black Flag	154	3,379	—
Other	553	4,186	531
Total Acquisition and integration related charges	$48,445	$31,066	$36,603

(3) INVENTORIES
Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	September 30
	2013	2012
Raw materials	$97,290	$58,515
Work-in-process	40,626	23,434
Finished goods	495,007	370,684
	$632,923	$452,633

(4) Property, Plant and Equipment
Property, plant and equipment consist of the following:

	September 30,
	2013	2012
Land, buildings and improvements	$164,654	$88,580
Machinery, equipment and other	405,126	247,065
Construction in progress	46,668	18,366
	$616,448	$354,011
Less accumulated depreciation	203,897	139,994
	$412,551	$214,017

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

(5)	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Hardware & Home Improvement	Global Pet Supplies	Home and Garden Business	Total
Goodwill:
Balances at September 30, 2011	$268,148	$—	$170,285	$171,905	$610,338
Additions	—	—	70,023	15,852	85,875
Effect of translation	408	—	(2,376)	—	(1,968)
Balances at September 30, 2012	$268,556	$—	$237,932	$187,757	$694,245
Additions	67,149	717,853	—	1,614	786,616
Effect of translation	(2,205)	(3,129)	1,145	—	(4,189)
Balances at September 30, 2013	$333,500	$714,724	$239,077	$189,371	$1,476,672
Intangible Assets:
Trade names Not Subject to Amortization
Balances at September 30, 2011	$545,804	$—	$205,491	$75,500	$826,795
Additions	—	—	14,000	8,000	22,000
Reclassification to intangible assets subject to amortization	(920)	—	(2,530)	—	(3,450)
Effect of translation	542	—	(4,819)	—	(4,277)
Balances at September 30, 2012	$545,426	$—	$212,142	$83,500	$841,068
Additions	—	331,000	—	—	331,000
Effect of translation	1,927	(229)	4,284	—	5,982
Balances at September 30, 2013	$547,353	$330,771	$216,426	$83,500	$1,178,050
Intangible Assets Subject to Amortization
Balance at September 30, 2011, net	$481,473	$—	$219,243	$156,398	$857,114
Additions	—	—	65,118	17,000	82,118
Reclassification from intangible assets not subject to amortization	920	—	2,530	—	3,450
Amortization during period	(32,892)	—	(19,503)	(11,271)	(63,666)
Effect of translation	(2,389)	—	(2,766)	—	(5,155)
Balance at September 30, 2012, net	$447,112	$—	$264,622	$162,127	$873,861
Additions	29,379	158,100	802	—	188,281
Amortization during period	(35,553)	(11,372)	(21,379)	(9,475)	(77,779)
Effect of translation	(162)	(267)	1,182	—	753
Balance at September 30, 2013, net	$440,776	$146,461	$245,227	$152,652	$985,116
Total Intangible Assets, net at September 30, 2013	$988,129	$477,232	$461,653	$236,152	$2,163,166

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting in the fiscal year ended September 20, 2009. The useful lives of the Company’s intangible assets subject to amortization are 9 to 17 years for proprietary technology assets associated with the Global Batteries & Appliances segment, 8 to 9 years for proprietary technology assets related to the Hardware & Home Improvement segment, 4 to 9 years for proprietary technology assets related to the Global Pet Supplies segment, 15 to 20 years for customer relationships of the Global Batteries & Appliances segment, 20 years for customer relationships of the Hardware & Home Improvement segment, Home and Garden Business and Global Pet Supplies segments, 1 to 12 years for trade names within the Global Batteries & Appliances segment, 5 to 8 years for trade

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

names within the Hardware & Home Improvement segment and 3 years for a trade name within the Global Pet Supplies segment.
The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	September 30, 2013	September 30, 2012
Proprietary Technology Assets Subject to Amortization:
Gross balance	$172,105	$90,924
Accumulated amortization	(39,028)	(22,768)
Carrying value, net	$133,077	$68,156
Trade Names Subject to Amortization:
Gross balance	$171,572	$150,829
Accumulated amortization	(44,660)	(28,347)
Carrying value, net	$126,912	$122,482
Customer Relationships Subject to Amortization:
Gross balance	$885,895	$796,235
Accumulated amortization	(160,768)	(113,012)
Carrying value, net	$725,127	$683,223
Total Intangible Assets, net Subject to Amortization	$985,116	$873,861

Amortization expense for the years ended September 30, 2013, September 30, 2012 and September 30, 2011 is as follows:

	2013	2012	2011
Proprietary technology amortization	$16,260	$9,133	$6,817
Trade names amortization	16,587	14,347	12,558
Customer relationships amortization	44,932	40,186	38,320
	$77,779	$63,666	$57,695

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $78,500 per year.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

(6)	DEBT
Debt consists of the following:

	September 30, 2013		September 30, 2012
	Amount	Rate	Amount	Rate
Term Loan, due December 17, 2019	$594,709	4.7%	$—	—
Term Loan, due September 4, 2019	300,000	3.6%	—	—
Term Loan, due September 4, 2017	850,000	3.0%	—	—
Former term loan facility	—	—	370,175	5.1%
9.5% Notes, due June 15, 2018	—	—	950,000	9.5%
6.375% Notes, due November 15, 2020	520,000	6.4%	—	—
6.625% Notes, due November 15, 2022	570,000	6.6%	—	—
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	—	5.7%	—	4.3%
Other notes and obligations	28,468	8.5%	18,059	10.9%
Capitalized lease obligations	67,402	6.2%	26,683	6.2%
	$3,230,579		$1,664,917
Original issuance (discounts) premiums on debt	(11,716)		4,383
Less: current maturities	102,921		16,414
Long-term debt	$3,115,942		$1,652,886

The Company’s aggregate scheduled maturities of debt and capital lease obligations as of September 30, 2013 are as follows:

2014	$102,921
2015	79,252
2016	77,717
2017	671,668
2018	11,906
Thereafter	2,287,115
$3,230,579
The Company has the following debt instruments outstanding at September 30, 2013: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”); (ii) 6.75% unsecured notes (the “6.75% Notes”); (iii) 6.375% unsecured notes (the “6.375% Notes”); (iv) 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million asset based lending revolving credit facility (the “ABL Facility,” and, together with the Term Loan, (the “Senior Credit Facilities”).
Term Loan
On December 17, 2012, Spectrum Brands entered into a senior term loan facility, maturing December 17, 2019, which provides for borrowings in an aggregate principal amount of $800,000, with $100,000 in Canadian dollar equivalents (the "HHI Term Loan") in connection with the acquisition of the HHI Business. A portion of the HHI Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370,175 prior to refinancing. In connection with the refinancing, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the former term loan facility totaling $5,485 as an adjustment to Interest expense during Fiscal 2013.
On September 4, 2013, Spectrum Brands amended the senior term loan facility, issuing a tranche maturing September 4,

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

2017, which provides for borrowings in an aggregate principal amount of $850,000, and a tranche maturing September 4, 2019, which provides borrowings in an aggregate principal amount of $300,000, (together with the HHI Term Loan, the "Term Loan"). The proceeds from the amendment were used to extinguish the former 9.5% Notes, which were scheduled to mature on June 15, 2018, and for general corporate purposes. The 9.5% Notes had an outstanding amount of $950,000 prior to extinguishment.
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
The HHI Term Loan was issued at a 1.0% discount and recorded net of the $8,000 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the issuance of the HHI Term Loan, the Company recorded $19,328 of fees during Fiscal 2013, of which $16,907 are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the HHI Term Loan, with the remainder of $2,421 reflected as an increase to Interest expense during Fiscal 2013.
The tranches related to the amendment of the Term Loan were issued at a .5% discount and recorded net of the $5,750 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the amendment of the Term Loan, the Company recorded $16,381 of fees during Fiscal 2013 which are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan.
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
The Company may redeem all or a part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (the “2020/22 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.
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

The Company recorded $12,906 and $14,127 of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively, during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the respective remaining

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

lives of the 6.375% Notes and the 6.625% Notes.
9.5% Notes
On August 6, 2013, the Company launched a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) with respect to any and all of its outstanding 9.5% Senior Secured Notes due in 2018 (the “9.5% Notes”). Pursuant to the Consent Solicitation, the Company received consents to the adoption of certain amendments to the indenture governing the 9.5% Notes to, among other things, eliminate substantially all of the restrictive covenants, certain events of default and other related provisions. The terms of the Tender Offer provided that holders of the 9.5% Notes who tendered their 9.5% Notes prior to the expiration of a consent solicitation period, which ended August 19, 2013, would receive tender offer consideration and a consent payment. Holders tendering their 9.5% Notes subsequent to expiration of the consent solicitation period, but prior to the September 3, 2013 expiration of the Tender Offer period, would receive only tender offer consideration. As of the expiration of the consent solicitation period, holders of the 9.5% Notes had tendered approximately $893,067 of the 9.5% Notes. Following the expiration of the consent solicitation period, an additional $5,000 of the 9.5% Notes were tendered. Following expiration of the Tender Offer period, the Company paid the trustee principal, interest and a call premium sufficient to redeem the remaining approximately $51,933 of the 9.5% Notes not tendered on the redemption date, October 7, 2013. The trustee under the indenture governing the 9.5% Notes accepted those funds in trust for the benefit of the holders of the 9.5% Notes and has acknowledged the satisfaction and discharge of the 9.5% Notes and the indenture governing the 9.5% Notes.

In connection with the Tender Offer, the Company recorded $105,640 of fees and expenses as a cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2013. In connection with the satisfaction and discharge process, the Company recorded cash charges of $5,667 to Interest expense in the Consolidated Statements of Operations during Fiscal 2013. In addition, $10,911 of debt issuance costs and unamortized premium related to the 9.5% Notes were written off as a non-cash charge to Interest expense in the Consolidated Statements of Operations during Fiscal 2013.
ABL Facility
On December 17, 2012 the Company exercised its option to increase its asset based lending revolving credit facility (the "ABL Facility") from $300,000 to $400,000 and extend the maturity to May 24, 2017. In connection with the increase and extension, the Company incurred $323 of fees during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
On March 28, 2013, the Company amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, the Company incurred $206 of fees during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.
As a result of borrowings and payments under the ABL Facility, at September 30, 2013, the Company had aggregate borrowing availability of approximately $288,901, net of lender reserves of $8,559 and outstanding letters of credit of $37,191.

(7)	DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.
Fair Value of Derivative Instruments

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position are as follows:

Asset Derivatives		September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$416	$985
Commodity contracts	Deferred charges and other	3	1,017
Foreign exchange contracts	Receivables—Other	1,719	1,194
Total asset derivatives designated as hedging instruments under ASC 815		2,138	3,196
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	143	41
Total asset derivatives		$2,281	$3,237

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position are as follows:

Liability Derivatives		September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Accounts payable	$450	$9
Foreign exchange contracts	Accounts payable	4,577	3,063
Foreign exchange contracts	Other long-term liabilities	65	—
Total liability derivatives designated as hedging instruments under ASC 815		$5,092	$3,072
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	55	—
Foreign exchange contracts	Accounts payable	5,323	3,967
Foreign exchange contracts	Other long-term liabilities	—	2,926
Total liability derivatives		$10,470	$9,965

Changes in AOCI from Derivative Instruments
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of Accumulated Other Comprehensive Income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 2(t), "Comprehensive Income (Loss)" for further information.
The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2013, pretax:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion)	Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Location of (Loss) Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(2,615)	Cost of goods sold	$(632)	Cost of goods sold	$(39)
Foreign exchange contracts	884	Net sales	920	Net sales	—
Foreign exchange contracts	(282)	Cost of goods sold	632	Cost of goods sold	—
Total	$(2,013)		$920		$(39)

 The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2012, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,606	Cost of goods sold	$(1,148)	Cost of goods sold	$94
Interest rate contracts	15	Interest expense	(864)	Interest expense	—
Foreign exchange contracts	61	Net sales	(474)	Net sales	—
Foreign exchange contracts	(3,506)	Cost of goods sold	(611)	Cost of goods sold	—
Total	$(1,824)		$(3,097)		$94

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2011, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(1,750)	Cost of goods sold	$2,617	Cost of goods sold	$(47)
Interest rate contracts	(88)	Interest expense	(3,319)	Interest expense	(205)	(A)
Foreign exchange contracts	(487)	Net sales	(131)	Net sales	—
Foreign exchange contracts	(3,667)	Cost of goods sold	(12,384)	Cost of goods sold	—
Total	$(5,992)		$(13,217)		$(252)

(A)	Reclassified from AOCI associated with the prepayment of portions of the Senior Credit Facility.

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, the Company recognized the following gains (losses) on these derivative contracts:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of (Loss) Gain Recognized in Income on Derivatives			Location of (Loss) or Gain Recognized in Income on Derivatives
	2013	2012	2011
Commodity contracts	$(55)	$—	$—	Cost of goods sold
Foreign exchange contracts	(3,597)	5,916	(5,052)	Other expense, net
Total	$(3,652)	$5,916	$(5,052)
Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $5 and $46 at September 30, 2013 and September 30, 2012, respectively.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2013 and September 30, 2012, the Company had posted cash collateral of $450 and $50, respectively, related to such liability positions. In addition, at September 30, 2013 and September 30, 2012, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Consolidated Statements of Financial Position.
Derivative Financial Instruments
Cash Flow Hedges
When appropriate, the Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At September 30, 2013 and September 30, 2012, the Company did not have any interest rate swaps outstanding.
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
At September 30, 2013, the Company had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $255,909. At September 30, 2012 the Company had a series of foreign exchange derivative contracts outstanding through September 2013 with a contract value of $202,453. The derivative net loss on these contracts recorded in AOCI at September 30, 2013 was $2,287, net of tax benefit of $637. The derivative loss on these contracts recorded in AOCI at September 30, 2012 was $1,409, net of tax benefit of $565. At September 30, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $2,248, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

floating price on a specified quantity of raw materials through a specified date. At September 30, 2013, the Company had a series of zinc swap contracts outstanding through December 2014 for 8 tons with a contract value of $16,235. To hedge brass exposures, at September 30, 2013, the Company had a series of zinc and copper swap contracts outstanding through September 2014 for 1 ton with a contract value of $7,418. At September 30, 2012 the Company had a series of zinc swap contracts outstanding through September 2014 for 15 tons with a contract value of $29,207. The derivative net loss on these contracts recorded in AOCI at September 30, 2013 was $4, net of tax benefit of $32. The derivative net gain on these contracts recorded in AOCI at September 30, 2012 was $1,627, net of tax expense of $320. At September 30, 2013, the portion of derivative net loss estimated to be reclassified from AOCI into earnings over the next 12 months is $8, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2013 and September 30, 2012, the Company had $108,480 and $172,581, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2013, the Company had a series of such swap contracts outstanding through May 2014 for 45 troy ounces with a contract value of $980. At September 30, 2012, the Company did not have any commodity swap contracts outstanding.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
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
The Company’s net derivative portfolio as of September 30, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
Total Assets, net	$—	$—	$—	$—
Liabilities:
Commodity contracts, net	$—	$(86)	$—	$(86)
Foreign exchange contracts, net	—	(8,103)	—	(8,103)
Total Liabilities, net	$—	$(8,189)	$—	$(8,189)

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

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short term debt approximate fair value. The fair values of long-term publicly traded debt are based on unadjusted quoted market prices (Level 1) and derivative financial instruments are generally based on quoted or observed market prices (Level 2).
The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

asset):

	September 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(3,218,863)	$(3,297,411)	$(1,669,300)	$(1,804,831)
Commodity swap and option agreements	(86)	(86)	1,993	1,993
Foreign exchange forward agreements	(8,103)	(8,103)	(8,721)	(8,721)

(9) Income Taxes
Income tax expense was calculated based upon the following components of (loss) income from continuing operations before income tax:

	2013	2012	2011
Pretax (loss) income:
United States	$(204,365)	$(61,879)	$(119,439)
Outside the United States	184,214	175,059	137,108
Total pretax (loss) income	$(20,151)	$113,180	$17,669
The components of income tax expense are as follows:

	2013	2012	2011
Current:
Foreign	$47,740	$38,113	$32,649
State	1,274	(361)	2,332
Total current	$49,014	$37,752	$34,981
Deferred:
Federal	(23,397)	20,884	20,247
Foreign	2,146	5,190	28,054
State	(404)	(3,441)	9,013
Total deferred	$(21,655)	$22,633	$57,314
Income tax expense	$27,359	$60,385	$92,295

The following reconciles the total income tax expense, based on the Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

	2013	2012	2011
Statutory federal income tax (benefit) expense	$(7,053)	$39,613	$6,184
Permanent items	10,104	8,595	8,654
Exempt foreign income	(5,921)	(5,760)	(380)
Foreign statutory rate vs. U.S. statutory rate	(19,182)	(15,211)	(14,132)
State income taxes, net of federal (benefit) expense	(11,686)	(2,164)	1,242
Residual tax on foreign earnings	(6,958)	29,844	18,943
FURminator purchase accounting benefit	—	(14,511)	—
HHI purchase accounting benefit	(49,848)	—	—
Valuation allowance	112,587	24,525	68,425
Unrecognized tax expense (benefits)	4,062	(4,386)	(2,793)
Inflationary adjustments	(245)	(803)	(1,472)
Correction of immaterial prior period error	—	—	4,873
Nondeductible share compensation	1,669	684	1,953
Other, net	(170)	(41)	798
Income tax expense	$27,359	$60,385	$92,295

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2013	2012
Current deferred tax assets:
Employee benefits	$11,372	$16,399
Restructuring	7,085	8,054
Inventories and receivables	24,296	22,495
Marketing and promotional accruals	14,146	8,270
Other	22,783	13,866
Valuation allowance	(31,864)	(29,234)
Total current deferred tax assets	$47,818	$39,850
Current deferred tax liabilities:
Inventories and receivables	(2,748)	(2,618)
Unrealized gains	(373)	(1,153)
Other	(11,738)	(7,936)
Total current deferred tax liabilities	$(14,859)	$(11,707)
Net current deferred tax assets	$32,959	$28,143
Noncurrent deferred tax assets:
Employee benefits	$35,376	$33,584
Restructuring and purchase accounting	340	371
Net operating loss and credit carry forwards	663,610	572,397
Prepaid royalty	6,956	7,006
Property, plant and equipment	9,692	3,255
Unrealized losses	2,136	2,521
Long-term debt	668	3,976
Intangibles	3,917	4,282
Other	5,268	7,866
Valuation allowance	(416,973)	(353,189)
Total noncurrent deferred tax assets	$310,990	$282,069
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(27,478)	(15,337)
Unrealized gains	(13,126)	(15,803)
Intangibles	(735,506)	(596,199)
Taxes on unremitted foreign earnings	(18,581)	(29,231)
Other	(9,073)	(2,964)
Total noncurrent deferred tax liabilities	$(803,764)	$(659,534)
Net noncurrent deferred tax liabilities	$(492,774)	$(377,465)
Net current and noncurrent deferred tax liabilities	$(459,815)	$(349,322)

In Fiscal 2012, the Company began recording residual U.S. and foreign taxes on foreign earnings as a result of its change in position regarding future repatriation and the requirements of ASC 740. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries in order to support management's plans to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions, and satisfy ongoing U.S. operational cash flow requirements. As a result, earnings of the Company's non-U.S. subsidiaries after September 30, 2011 are generally not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law. The Company annually estimates the available earnings, permanent reinvestment classification, and availability and intent to use alternative

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

mechanisms for repatriation for each jurisdiction in which the Company does business. Accordingly, the Company is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of September 30, 2013, the Company has provided residual taxes on approximately $12,506 of Fiscal 2013 distributions of foreign earnings, and $45,735 of earnings not yet taxed in the U.S. resulting in a Fiscal 2013 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $109. As of September 30, 2012, the Company recorded residual U.S. and foreign taxes on approximately $21,163 of Fiscal 2012 distributions and $76,475 of earnings not yet taxed in the U.S., resulting in a Fiscal 2012 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $3,278. As of September 30, 2011, the Company recorded residual U.S. and foreign taxes on approximately $39,391 of actual and deemed distributions of foreign earnings resulting in a Fiscal 2011 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $771. Fiscal 2013, 2012 and 2011 distributions were primarily non-cash deemed distributions under U.S. tax law.
Remaining undistributed earnings of the Company’s foreign operations are approximately $409,589 at September 30, 2013, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2013. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.
As of September 30, 2013, the Company has U.S. federal and state net operating loss carryforwards of approximately $1,501,525 and $1,537,523, respectively. These net operating loss carryforwards expire through years ending in 2033. As of September 30, 2013 the Company has foreign loss carryforwards of approximately $111,186 which will expire beginning in the Company's fiscal year ending 2014. Certain of the foreign net operating losses have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its net operating losses that arose prior to its emergence from bankruptcy. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes), on the date of the ownership change, its net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2013, that $301,202 of the total U.S. federal and $357,938 of the state net operating loss will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. The Company also projects, as of September 30, 2013, that $102,576 of the total foreign loss carryforwards will expire unused. The Company has provided a full valuation allowance against these deferred tax assets.
A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2013 and September 30, 2012, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $448,837 and $382,423, respectively. As of September 30, 2013 and September 30, 2012, approximately $415,994 and $346,939, respectively, related to U.S. net deferred tax assets, and approximately $32,843 and $35,484, respectively, related to foreign net deferred tax assets. The net increase in the valuation allowance for deferred tax assets during Fiscal 2013 totaled approximately $66,414, of which approximately $69,055 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $2,641 related to a decrease in the valuation allowance against foreign net deferred tax assets. As a result of the purchase of HHI, the Company reversed $49,848 of U.S. valuation allowance during Fiscal 2013. The reversal was attributable to $49,848 of net deferred tax liabilities recorded on the HHI acquisition date balance sheet that offset other U.S. net deferred tax assets. As a result of the purchase of FURminator, the Company reversed $14,511 of U.S. valuation allowance during Fiscal 2012. The reversal was attributable to $14,511 of net deferred tax liabilities recorded on the FURminator acquisition date balance sheet that offset other U.S. net deferred tax assets. During Fiscal 2011, the Company determined that a valuation allowance was required against deferred tax assets related to net operating losses in Brazil, and thus recorded a $25,877 increase in the valuation allowance.
The total amount of unrecognized tax benefits on the Company’s Consolidated Statements of Financial Position at September 30, 2013 and September 30, 2012 are $13,807 and $5,877, respectively. If recognized in the future, $10,115 of unrecognized tax benefits will affect the effective tax rate, and $3,692 of unrecognized tax benefits would create deferred tax assets against which the Company would have a full valuation allowance. The Company recognizes interest and penalties

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

related to uncertain tax positions in income tax expense. As of September 30, 2013 and September 30, 2012 the Company had approximately $3,671 and $3,564, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2013 was a net increase to Income tax expense of $8. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2012 was a net decrease to Income tax expense of $1,184. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2011 was a net decrease to Income tax expense of $1,422.
As of September 30, 2013, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.
The following table summarizes the changes to the amount of unrecognized tax benefits for Fiscal 2013, Fiscal 2012, and Fiscal 2011:

Unrecognized tax benefits at September 30, 2010	$12,808
Gross increase – tax positions in prior period	1,658
Gross decrease – tax positions in prior period	(823)
Gross increase – tax positions in current period	596
Settlements	(1,850)
Lapse of statutes of limitations	(3,376)

Unrecognized tax benefits at September 30, 2011	$9,013
Gross increase – tax positions in prior period	773
Gross decrease – tax positions in prior period	(1,308)
Gross increase – tax positions in current period	776
Settlements	(1,737)
Lapse of statutes of limitations	(1,640)

Unrecognized tax benefits at September 30, 2012	$5,877
Gross increase – tax positions in prior period	9,104
Gross decrease – tax positions in prior period	(327)
Gross increase – tax positions in current period	516
Settlements	(15)
Lapse of statutes of limitations	(1,348)

Unrecognized tax benefits at September 30, 2013	$13,807

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom, and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2009 are closed. However, the federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2009 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2010, 2011, 2012 and 2013 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.
In the U.S., Russell Hobbs federal tax filings for years prior to and including the year ended June 30, 2009 are closed. However, the federal net operating loss carryforwards for Russell Hobbs' fiscal years ended June 30, 2009 and prior are subject to examination by the IRS until the year that such net operating losses are utilized and those years are closed for audit.
During Fiscal 2011 we recorded the correction of an immaterial prior period error in our consolidated financial statements related to the effective state income tax rates for certain U.S. subsidiaries. We believe the correction of this error to be both quantitatively and qualitatively immaterial to our annual results for Fiscal 2011 or to the financial statements of any previous period. The impact of the corrections was an increase to income tax expense and an increase to deferred tax liabilities in Fiscal 2011 of approximately $4,873.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

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
The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

			Pension and Deferred Compensation Benefits				Other Benefits
	2013			2012			2013	2012
Change in benefit obligation
Benefit obligation, beginning of year		$240,806			$209,472		$566	$542
Liabilities assumed through acquisitions	14,716			—
Service cost	3,061			2,048			9	12
Interest cost	9,886			10,593			22	27
Actuarial loss (gain)	1,851			29,834			(58)	(14)
Participant contributions	59			182			—	—
Curtailments	(1,507)			—			(135)	—
Benefits paid	(15,925)			(9,354)			(1)	(1)
Foreign currency exchange rate changes	3,195			(1,969)			—	—
Benefit obligation, end of year		$256,142			$240,806		$403	$566
Change in plan assets
Fair value of plan assets, beginning of year		$153,927			$130,641		$—	$—
Assets acquired through acquisitions	6,680			—			—	—
Actual return on plan assets	16,759			20,112			—	—
Employer contributions	12,316			12,587			1	1
Employee contributions	59			182			—	—
Benefits paid	(15,925)			(9,354)			(1)	(1)
Foreign currency exchange rate changes	1,668			(241)			—	—
Fair value of plan assets, end of year		$175,484			$153,927		$—	$—
Accrued Benefit Cost	$(80,658)			$(86,879)			$(403)	$(566)
Range of assumptions:
Discount rate	1.8%	-	13.0%	4.0%	-	13.5%	4.7%	4.0%
Expected return on plan assets	3.6%	-	7.8%	4.0%	-	7.8%	N/A	N/A
Rate of compensation increase	2.3%	-	5.5%	2.3%	-	5.5%	N/A	N/A
The net underfunded status as of September 30, 2013 and September 30, 2012 of $80,658 and $86,879, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2013 and September 30, 2012 are unrecognized net losses of $29,180, net of tax expense of $817 and $33,428, net of tax benefit of $4,392, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2014 is $1,549.

At September 30, 2013, the Company’s total pension and deferred compensation benefit obligation of $256,142 consisted of $66,895 associated with U.S. plans and $189,247 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $175,484 consisted of $58,458 associated with U.S. plans and $117,026 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 3.8% and approximately 3.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.8% and approximately 4.7% for its international plans.
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

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

	Pension and Deferred Compensation Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$3,061	$2,048	$2,543	$9	$12	$11
Interest cost	9,886	10,593	10,380	22	27	27
Expected return on assets	(8,667)	(8,225)	(7,829)	—	—	—
Amortization of prior service cost	—	72	—	—	—	—
Curtailment gain	(752)	—	—	—	—	—
Recognized net actuarial (gain) loss	2,112	828	8	8	(54)	(52)
Net periodic cost (benefit)	$5,640	$5,316	$5,102	$39	$(15)	$(14)
The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.
Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average Allocation
	Target			Actual
Asset Category	2013			2013	2012
Equity Securities	0	-	60%	47%	49%
Fixed Income Securities	0	-	40%	21%	20%
Other	0	-	100%	32%	31%
Total	100%			100%	100%
The weighted average expected long-term rate of return on total assets is 5.7%.
The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2013 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.
The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2013 segregated by level within the fair value hierarchy. See Note 8, "Fair Value of Financial Instruments", for discussion of the fair value hierarchy and fair value principles:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$32,772	$9,393	$—	$42,165
Common collective trust—fixed income	—	16,293	—	16,293
Total U.S. Defined Benefit Plan Assets	$32,772	$25,686	$—	$58,458
International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$46,521	$—	$46,521
Common collective trust—fixed income	—	15,868	—	15,868
Insurance contracts—general fund	—	37,690	—	37,690
Other	6,658	10,289	—	16,947
Total International Defined Benefit Plan Assets	$6,658	$110,368	$—	$117,026

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2012 segregated by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
U.S. Defined Benefit Plan Assets:
Common collective trust—equity	$20,520	$16,667	$—	$37,187
Common collective trust—fixed income	—	14,534	—	14,534
Total U.S. Defined Benefit Plan Assets	$20,520	$31,201	$—	$51,721
International Defined Benefit Plan Assets:
Common collective trust—equity	$—	$38,507	$—	$38,507
Common collective trust—fixed income	—	15,661	—	15,661
Insurance contracts—general fund	—	40,651	—	40,651
Other	—	7,387	—	7,387
Total International Defined Benefit Plan Assets	$—	$102,206	$—	$102,206
The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.
The Company’s Other portfolio consists of all pension assets, primarily insurance contracts, in the United Kingdom and Germany.
The Company’s expected future pension benefit payments for Fiscal 2014 through its fiscal year 2023 are as follows:

2014	$9,241
2015	8,536
2016	10,135
2017	10,376
2018	10,924
2019-2023	62,547
The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $11,095, $1,935 and $4,999, respectively.

(11) Segment Information

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden Business; and (iv) Hardware & Home Improvement.
The results of the HHI Business are included in the Company's Consolidated Statement of Operations as of and subsequent to December 17, 2012, the date of the Hardware Acquisition. The results of TLM Taiwan are included in the Company's Consolidated Statement of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results related to the HHI Business are reported as a separate business segment, Hardware & Home Improvement.
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
The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, impairment charges, interest expense, interest income and income tax expense. Expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis have also been excluded in the determination of reportable segment profits. Corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.
All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.
Segment information for the Company for Fiscal 2013, Fiscal 2012 and Fiscal 2011, is as follows:
Net sales to external customers

	2013	2012	2011
Consumer batteries	$931,647	$948,652	$953,301
Small appliances	740,289	771,568	777,823
Electric shaving and grooming	276,783	279,468	274,587
Electric personal care	254,858	250,251	248,442
Global Batteries & Appliances	2,203,577	2,249,939	2,254,153
Global Pet Supplies	621,834	615,508	578,905
Home and Garden Business	390,539	386,988	353,858
Hardware & Home Improvement	869,631	—	—
Total segments	$4,085,581	$3,252,435	$3,186,916
Depreciation and amortization

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

	2013	2012	2011
Global Batteries & Appliances	$67,229	$63,618	$68,111
Global Pet Supplies	29,615	27,702	24,274
Home and Garden Business	11,685	13,296	12,375
Hardware & Home Improvement	31,364	—	—
Total segments	139,893	104,616	104,760
Corporate	—	—	—
Total Depreciation and amortization	$139,893	$104,616	$104,760

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Segment profit

	2013	2012	2011
Global Batteries & Appliances	$237,544	$244,442	238,864
Global Pet Supplies	91,080	85,866	75,564
Home and Garden Business	78,483	73,609	65,180
Hardware & Home Improvement	88,668	—	—
Total segments	495,775	403,917	379,608
Corporate expenses	60,444	47,204	53,259
Acquisition and integration related charges	48,445	31,066	36,603
Restructuring and related charges	34,012	19,591	28,644
Intangible asset impairment	—	—	32,450
Interest expense	369,519	191,998	208,492
Other expense, net	3,506	878	2,491
(Loss) income from continuing operations before income taxes	$(20,151)	$113,180	$17,669

On February 8, 2013, the Venezuelan government announced the formal devaluation of its currency, the Bolivar fuerte, relative to the U.S. dollar. As Venezuela continues to be considered a highly inflationary economy, the functional currency of the Company's Venezuelan subsidiary is the U.S. dollar. Therefore, the Company remeasured the local statement of financial position of its Venezuela entity as of February 8, 2013 to reflect the impact of the devaluation to the official exchange rate from 4.3 to 6.3 Bolivar fuerte per U.S. dollar. The effect of the devaluation of the Bolivar fuerte was recorded in other expense, net and resulted in a $1,953 reduction to the Company's pretax income during Fiscal 2013.

Segment total assets

	September 30,
	2013	2012
Global Batteries & Appliances	$2,360,733	$2,243,472
Global Pet Supplies	948,832	956,043
Home and Garden Business	500,559	508,083
Hardware & Home Improvement	1,735,629	—
Total segments	5,545,753	3,707,598
Corporate	73,291	45,913
Total assets at year end	$5,619,044	$3,753,511
Segment long-lived assets (A)

	September 30,
	2013	2012
Global Batteries & Appliances	$1,545,641	$1,434,392
Global Pet Supplies	757,299	768,140
Home and Garden Business	437,606	445,774
Hardware & Home Improvement	1,335,390	—
Total segments	4,075,936	2,648,306
Corporate	67,832	41,916
Long-lived assets at year end	$4,143,768	$2,690,222

(A)	Includes all of the Company’s non-current assets.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Capital expenditures

	2013	2012	2011
Global Batteries & Appliances	$47,928	$36,271	$25,471
Global Pet Supplies	8,268	7,447	7,059
Home and Garden Business	2,395	3,091	3,630
Hardware & Home Improvement	23,385	—	—
Total segments	81,976	46,809	36,160
Corporate	—	—	—
Total Capital expenditures	$81,976	$46,809	$36,160
Geographic Disclosures—Net sales to external customers

	2013	2012	2011
United States	$2,411,409	$1,772,138	$1,780,127
Outside the United States	1,674,172	1,480,297	1,406,789
Total net sales to external customers	$4,085,581	$3,252,435	$3,186,916

 Geographic Disclosures—Long-lived assets (A)

	September 30,
	2013	2012
United States	$3,218,523	$1,988,632
Outside the United States	925,245	701,590
Long-lived assets at year end	$4,143,768	$2,690,222

(A)	Includes all of the Company’s non-current assets.

(12) Commitments and Contingencies
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,055, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.
The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

2014	$39,491
2015	33,376
2016	27,906
2017	23,471
2018	14,578
Thereafter	34,298

Total minimum lease payments	$173,120

All of the leases expire between October 2013 and July 2023. The Company’s total rent expense was $41,829, $34,327 and $40,298 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

(13) Related Party Transactions
Merger Agreement and Exchange Agreement
On June 16, 2010 (the “Closing Date”), SB Holdings completed the merger with Russell Hobbs, Inc. ("Russell Hobbs")(the "Merger) pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended on March 1, 2010, March 26, 2010 and April 30, 2010, by and among SB Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp., and Grill Merger Corp. (the “Merger Agreement”). As a result of the Merger, each of Spectrum Brands and Russell Hobbs became a wholly-owned subsidiary of SB Holdings. At the effective time of the Merger, (i) the outstanding shares of Spectrum Brands common stock were canceled and converted into the right to receive shares of SB Holdings common stock, and (ii) the outstanding shares of Russell Hobbs common stock and preferred stock were canceled and converted into the right to receive shares of SB Holdings common stock.
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

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

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
The following table summarizes restructuring and related charges incurred by segment for Fiscal 2013, Fiscal 2012 and Fiscal 2011:

	2013	2012	2011
Cost of goods sold:
Global Batteries & Appliances	$1,143	$5,094	$756
Hardware & Home Improvement	6,246	—	—
Global Pet Supplies	2,595	4,741	7,085
Total restructuring and related charges in cost of goods sold	$9,984	$9,835	$7,841
Operating expenses:
Global Batteries & Appliances	$13,627	$2,487	$5,338
Global Pet Supplies	8,556	5,395	9,567
Home and Garden Business	598	912	2,704
Corporate	1,247	962	3,194
Total restructuring and related charges in operating expenses	$24,028	$9,756	$20,803
Total restructuring and related charges	$34,012	$19,591	$28,644

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

The following table summarizes restructuring and related charges incurred by type of charge:

	2013	2012	2011
Costs included in cost of goods sold:
Global Expense Rationalization initiatives:
Termination benefits	$2	$—	$—
Other associated costs	—	—	—
Global Cost Reduction initiatives:
Termination benefits	228	2,941	1,679
Other associated costs	3,330	6,894	5,889
HHI Business and other restructuring initiatives:
Termination benefits	146	—	—
Other associated costs	6,278	—	273
Total included in cost of goods sold	$9,984	$9,835	$7,841
Costs included in operating expenses:
Global Expense Rationalization initiatives:
Termination benefits	$10,259	$—	$—
Other associated costs	1,056	—	—
Global Cost Reduction initiatives:
Termination benefits	6,351	3,079	10,155
Other associated costs	6,443	5,776	7,761
HHI Business and other restructuring initiatives:
Termination benefits	—	—	956
Other associated costs	(81)	901	1,931
Total included in operating expenses	$24,028	$9,756	$20,803
Total restructuring and related charges	$34,012	$19,591	$28,644
Global Expense Rationalization Initiatives Summary
During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions in the Global Batteries & Appliances segment and Corporate. Costs associated with these initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $15,500.
The Company recorded $11,317 of pretax restructuring and related charges during Fiscal 2013, and no pretax restructuring and related charges during Fiscal 2012 and Fiscal 2011, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during Fiscal 2013:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2012	$—	$—	$—
Provisions	8,997	(12)	8,985
Cash expenditures	(2,060)	(25)	(2,085)
Non-cash items	383	2	385
Accrual balance at September 30, 2013	$7,320	$(35)	$7,285
Expensed as incurred (A)	$1,264	$1,068	$2,332
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

The following table summarizes the expenses incurred during Fiscal 2013, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global Batteries & Appliances	Corporate	Total
Restructuring and related charges during Fiscal 2013	$10,070	$1,247	$11,317
Restructuring and related charges since initiative inception	$10,070	$1,247	$11,317
Total future restructuring and related charges expected	$3,939	$151	$4,090
Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of the Company’s segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $102,400.
The Company recorded $16,352, $18,690 and $25,484 of pretax restructuring and related charges during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during Fiscal 2013:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2012	$3,252	$1,095	$4,347
Provisions	5,276	525	5,801
Cash expenditures	(3,576)	(1,235)	(4,811)
Non-cash items	(25)	39	14
Accrual balance at September 30, 2013	$4,927	$424	$5,351
Expensed as incurred (A)	$1,303	$9,248	$10,551
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during Fiscal 2013, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden Business	Corporate	Total
Restructuring and related charges during Fiscal 2013	$4,604	$11,150	$598	$—	$16,352
Restructuring and related charges since initiative inception	$25,413	$48,149	$18,219	$7,591	$99,372
Total future restructuring and related charges expected	$500	$2,500	$—	$—	$3,000
The Company recorded $6,228 of restructuring and related charges during Fiscal 2013,and no restructuring and related charges during Fiscal 2012 and Fiscal 2011, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

In connection with other restructuring efforts, the Company recorded $115, $901 and $3,160 during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

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
The following table summarizes the preliminary consideration paid for the HHI Business:

Negotiated sales price, excluding TLM Taiwan	$1,300,000
Working capital and other adjustments at December 17, 2012 close	(10,738)
Final working capital adjustment	(7,669)
Final purchase price, excluding TLM Taiwan	$1,281,593
Negotiated sales price, TLM Taiwan	100,000
Final TLM Taiwan working capital and other adjustments	(6,500)
Total HHI Business purchase price	$1,375,093

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
The results of the HHI Business are included in the Company's Consolidated Statements of Operations as of and subsequent to December 17, 2012, the date of the Hardware Acquisition. The results of the TLM Business are included in the Company's Consolidated Statements of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results of the HHI Business are reported as a separate business segment, Hardware & Home Improvement.
Preliminary Valuation of Assets and Liabilities
The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the purchase of the HHI Business, excluding TLM Taiwan, have been recognized in the Consolidated Statement of Financial Position based upon their preliminary values at December 17, 2012. The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with the TLM Taiwan purchase have been recognized in the Consolidated Statement of Financial Position based upon their preliminary values at April 8, 2013. The excess of the purchase price over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill, and includes value associated with greater product diversity, stronger relationships with core retail partners, cross-selling opportunities in all channels and a new platform for potential future global growth using the Company's existing international infrastructure, most notably in Europe. The majority of goodwill recorded is not expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances and the final amount of residual goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material effect on the Company's estimated reversal of its consolidated U.S. valuation allowances against deferred tax assets recognized during the measurement period. See Note 9, "Income Taxes," for further information. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period. The preliminary valuation of the assets acquired and

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

liabilities assumed for the HHI Business, including a reconciliation to the preliminary valuation reported as of December 30, 2012, is as follows:

	HHI Business Preliminary Valuation December 30, 2012	TLM Taiwan Preliminary Valuation June 30, 2013	Adjustments / reclassifications	Preliminary Valuation September 30, 2013
Cash	$17,406	843	$5,836	$24,085
Accounts receivable	104,641	11	4,007	108,659
Inventory	207,160	1,135	62	208,357
Prepaid expenses and other	13,311	2,148	(6,176)	9,283
Property, plant and equipment	104,502	36,750	(2,861)	138,391
Intangible assets	470,000	17,100	2,000	489,100
Other long-term assets	3,051	124	4,339	7,514
Total assets acquired	$920,071	$58,111	$7,207	$985,389
Accounts payable	130,140	—	7,967	138,107
Deferred tax liability - current	7,081	—	83	7,164
Accrued liabilities	37,530	241	4,966	42,737
Deferred tax liability - long-term	104,708	1,930	9,791	116,429
Other long-term liabilities	11,231	8,089	453	19,773
Total liabilities assumed	$290,690	$10,260	$23,260	$324,210
Total identifiable net assets	629,381	47,851	(16,053)	661,179
Noncontrolling interest	(2,235)	—	(1,704)	(3,939)
Goodwill	662,116	45,649	10,088	717,853
Total net assets	$1,289,262	$93,500	$(7,669)	$1,375,093

Since the preliminary valuation on December 30, 2012, the Company recorded $45,649 to goodwill related to the acquisition of TLM Taiwan on April 8, 2013, and recorded adjustments to the preliminary valuation of assets and liabilities, excluding TLM Taiwan, resulting in a net increase to goodwill of $10,088.  The preliminary goodwill increased $9,791 as a result of recording certain state and foreign valuation allowances against deferred tax assets, $2,861 resulting from a reduction in certain property, plant and equipment asset values and $7,022 from changes in working capital and other asset and liability accounts based on new information obtained by the Company.  The preliminary goodwill decreased $7,669 as a result of the final working capital adjustment related to the December 17, 2012 close and $2,000 as a result of new information related to intangible assets which increased their value. The changes in estimates were the result of additional accounting information provided by Stanley Black & Decker during the period, as well as items identified by management. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change further. The Company expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.

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

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the assets and liabilities of the HHI Business, excluding TLM Taiwan, on December 17, 2012. The Company performed a preliminary valuation of the assets and liabilities of TLM Taiwan on April 8, 2013. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

•
Inventories- An adjustment of $31,000 was recorded to adjust inventory to fair value. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•
Property, plant and equipment- An adjustment of $10,007 was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to the highest and best use of the assets. The valuation of the Company's property, plant and equipment was based on the cost approach.

•
Certain indefinite-lived intangible assets were valued using a relief from royalty methodology. Customer relationships and certain definite-lived intangible assets were valued using a multi-period excess earnings method. The total fair value of indefinite and definite lived intangibles was $489,100. A summary of the significant key inputs is as follows:

•
The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which included an annual expected growth rate of 2.5% - 15.5%. The Company assumed a customer retention rate of approximately 95%, which was supported by historical retention rates. Income taxes were estimated at 17% - 35% and amounts were discounted using a rate of 12%. The customer relationships were valued at $90,000 under this approach and will be amortized over 20 years.

•
The Company valued indefinite-lived trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 3% - 5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period as demonstrated by the sustained use of each subject trademark. In estimating the fair value of the trademarks and trade names, Net sales for significant trade names and trademarks were estimated to grow at a rate of 2.5% - 5% annually with a terminal year growth rate of 2.5%. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. Trade name and trademarks were valued at $331,000 under this approach.

•
The Company valued definite lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. The royalty rates used in the determination of the fair values of the trade names ranged from 1% - 3.5% of expected net sales related to the respective trade name. The Company assumed an 8 year useful life of the trade name. In estimating the fair value of the trade name, Net sales for the trade name were estimated to grow at a rate of 2.5% - 15.5% annually. Income taxes were estimated at 17% - 35% and amounts were discounted using a rate of 12%. The trade names were valued at $4,100 under this approach.

•
The Company valued a trade name license agreement using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of the HHI Business, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

perceived contribution of the trademarks and trade names. The royalty rate used in the determination of the fair value of the trade name license agreement was 4% of expected Net sales related to the respective trade name. In estimating the fair value of the trade name license agreement, Net sales were estimated to grow at a rate of 2.5% - 5% annually. The Company assumed a 5 year useful life of the trade name license agreement. Income taxes were estimated at 35% and amounts were discounted using a rate of 12%. The trade name license agreement was valued at $13,000 under this approach.

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

•	Deferred tax liabilities, net- An adjustment of $123,593 was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for the purchase.

Supplemental Pro Forma Information (Unaudited)
The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	2013	2012	2011
Net sales:
Reported Net sales	$4,085,581	$3,252,435	$3,186,916
HHI Business adjustment (1)	191,777	973,648	975,096
Pro forma Net sales	$4,277,358	$4,226,083	$4,162,012

Net (loss) income:
Reported Net (loss) income (2) (3)	$(47,510)	$52,795	$(74,626)
HHI Business adjustment (1)	4,942	76,120	77,035
Pro forma Net (loss) income	$(42,568)	$128,915	$2,409

(1)
The results related to the HHI Business adjustment do not reflect the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the operating results of the Company.

(2)
Included in Reported Net (loss) income for Fiscal 2013, is an adjustment of $49,848 to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 9, “Income Taxes.”

(3)
Included in Reported Net (loss) income for Fiscal 2013, is $36,932, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

Shaser
On November 8, 2012, SB Holdings completed the cash acquisition of approximately a 56% interest in Shaser Biosciences, Inc. ("Shaser"), of which the Company purchased 49%. Shaser is a global technology leader in developing energy-based, aesthetic dermatological technology for home use devices. This acquisition was not significant individually.
The following table summarizes the consideration paid for Shaser:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

Negotiated sales price	$50,000
Less: negotiated sales price attributable to SB Holdings	6,197
Preliminary working capital adjustment	(423)
Final working capital adjustment	51
Final purchase price	$43,431
The purchase agreement provides the Company with an option, exercisable solely at the Company's discretion, to acquire the remaining 44% interest of Shaser (the "Call Option"). The Call Option is exercisable any time between January 1, 2017 and March 31, 2017 at a price equal to 1.0x trailing revenues or 7.0x adjusted trailing EBITDA, as defined, for the calendar year ending December 31, 2016.
The results of Shaser’s operations since November 8, 2012 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Global Batteries & Appliances segment.

Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Shaser acquisition have been measured at their fair values at November 8, 2012 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is not expected to be deductible for income tax purposes. The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are final and the measurement period has closed.
The fair values recorded for the assets acquired and liabilities assumed for Shaser, including a reconciliation to the preliminary valuation reported as of December 30, 2012, are as follows:

	Preliminary Valuation December 30, 2012	Adjustments / reclassifications	Final Valuation September 30, 2013
Cash	$870	$—	$870
Intangible asset	35,500	(6,200)	29,300
Other assets	2,679	(2,531)	148
Total assets acquired	$39,049	$(8,731)	$30,318
Total liabilities assumed	14,398	(5,566)	8,832
Total identifiable net assets	24,651	(3,165)	21,486
Noncontrolling interest	(45,151)	(53)	(45,204)
Goodwill	63,880	3,269	67,149
Total identifiable net assets	$43,380	$51	$43,431

Subsequent to the preliminary purchase accounting, the Company recorded adjustments to the preliminary valuation of assets and liabilities resulting in a net increase to goodwill of $3,269.  Goodwill increased as a result of further information to support a key valuation factor that impacted the valuation of the technology asset acquired, and the resulting changes to the deferred tax asset and liabilities.  This revised information was provided by Shaser during the period.

Pre-Acquisition Contingencies Assumed
The Company has evaluated pre-acquisition contingencies relating to Shaser that existed as of the acquisition date. Based on the evaluation, the Company has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has recorded its best estimates for these contingencies as part of the purchase accounting for Shaser.
Valuation Adjustments
The Company performed a valuation of the acquired proprietary technology assets, the non-controlling interest and the Call Option related to Shaser at November 8, 2012. A summary of the significant key inputs is as follows:

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

•
The Company valued the technology assets using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Shaser, related licensing agreements and the importance of the technology and profit levels, among other considerations. The royalty rate used in the determination of the fair value of the technology asset was 10.5% of expected Net sales related to the technology. The Company anticipates using the technology through the legal life of the underlying patent and therefore the expected life of the technology was equal to the remaining legal life of the underlying patent which was 13 years. In estimating the fair value of the technology, Net sales were estimated to grow at a long-term rate of 3% annually. Income taxes were estimated at 35% and amounts were discounted using the rate of 11%. The technology asset was valued at approximately $29,300 under this approach.

•
The Company valued the non-controlling interest in Shaser, a private company, by applying both income and market approaches. Under these methods, the non-controlling value was determined by using a discounted cash flow method, a guideline companies method, and a recent transaction approach. In estimating the fair value of the non-controlling interest, key assumptions include (i) cash flow projections based on market participant data and estimates by Company management, with Net sales estimated to grow at a terminal growth rate of 3% annually, income taxes estimated at 35%, and amounts discounted using a rate of 17%, (ii) financial multiples of companies deemed to be similar to Shaser, and (iii) adjustments because of lack of control or lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Shaser. The non-controlling interest was valued at $45,204 under this approach.

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

(16) NEW ACCOUNTING PRONOUNCEMENTS

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
Presentation of Unrecognized Tax Benefit
In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits in its Consolidated Statements of Financial Position, and therefore, the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

(17) Quarterly Results (unaudited)
Fiscal 2013:

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Net sales	$1,137,732	$1,089,825	$987,756	$870,268
Gross profit	396,493	382,759	322,904	288,156
Net (loss) income	(36,657)	36,761	(40,523)	(7,091)
Fiscal 2012:

	Quarter Ended
	September 30, 2012	July 1, 2012	April 1, 2012	January 1, 2012
Net sales	$832,576	$824,803	$746,285	$848,771
Gross profit	279,925	291,696	260,031	284,026
Net income (loss)	9,225	58,851	(28,451)	13,170

(18) CONSOLIDATING FINANCIAL STATEMENTS
Spectrum Brands, with its domestic subsidiaries and SB/RH Holdings, LLC ("SB/RH") as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture and the 3.75% Notes. (See Note 6, “Debt,” for further information on the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture.)
The following consolidating financial statements illustrate the components of the consolidated financial statements of the Company. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.  A separate column for SB/RH financial statements in the following is not presented as SB/RH has no independent assets or operations and management has determined that such presentation would not be material to investors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Financial Position
September 30, 2013
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$5,402	$188,958	$—	$198,219
Receivables:
Trade accounts receivables, net of allowances	47,959	94,231	339,123	—	481,313
Intercompany receivables	183,277	687,923	(116,811)	(752,928)	1,461
Other	2,914	11,250	51,456	—	65,620
Inventories	80,333	159,767	400,119	(7,296)	632,923
Deferred income taxes	(13,939)	23,429	21,680	1,789	32,959
Prepaid expenses and other	20,373	4,662	33,996	3,750	62,781
Total current assets	324,776	986,664	918,521	(754,685)	1,475,276
Property, plant and equipment, net	116,738	47,487	248,326	—	412,551
Long-term intercompany receivables	30,618	144,567	61,737	(236,922)	—
Deferred charges and other	6,386	1,647	18,017	—	26,050
Goodwill	67,722	440,478	968,472	—	1,476,672
Intangible assets, net	504,525	736,324	922,317	—	2,163,166
Debt issuance costs	63,699	—	1,630	—	65,329
Investments in subsidiaries	3,885,898	2,525,735	445	(6,412,078)	—
Total assets	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$71,777	$2,050	$29,094	$—	$102,921
Accounts payable	84,305	132,838	308,376	—	525,519
Intercompany accounts payable	763,644	306,306	143,133	(1,213,083)	—
Accrued liabilities:
Wages and benefits	12,102	12,137	57,817	—	82,056
Income taxes payable	332	(33)	32,314	—	32,613
Accrued interest	35,984	—	747	—	36,731
Other	23,497	35,244	112,333	—	171,074
Total current liabilities	991,641	488,542	683,814	(1,213,083)	950,914
Long-term debt, net of current maturities	3,010,307	2,196	103,439	—	3,115,942
Intercompany long-term debt	18,038	268,361	(513,381)	226,982	—
Employee benefit obligations, net of current portion	21,351	—	75,261	—	96,612
Deferred income taxes	7,021	237,474	248,279	—	492,774
Other	12,130	431	16,318	—	28,879
Total liabilities	4,060,488	997,004	613,730	(986,101)	4,685,121
Shareholders’ equity:
Other capital	1,399,013	3,188,112	2,275,672	(5,469,673)	1,393,124
Accumulated (deficit) retained earnings	(469,886)	673,714	221,089	(894,803)	(469,886)
Accumulated other comprehensive loss	(38,459)	(29,612)	(24,710)	54,260	(38,521)
Total shareholders’ equity	890,668	3,832,214	2,472,051	(6,310,216)	884,717
Non-controlling interest	49,206	53,684	53,684	(107,368)	49,206
Total equity	939,874	3,885,898	2,525,735	(6,417,584)	933,923
Total liabilities and shareholders’ equity	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Financial Position
September 30, 2012
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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Operations
Year Ended September 30, 2013
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$638,651	$1,178,218	$3,123,312	$(854,600)	$4,085,581
Cost of goods sold	463,854	799,935	2,274,461	(852,965)	2,685,285
Restructuring and related charges	—	2,429	7,555	—	9,984
Gross profit	174,797	375,854	841,296	(1,635)	1,390,312
Operating expenses:
Selling	73,366	143,796	420,704	(908)	636,958
General and administrative	74,092	85,131	125,453	(3)	284,673
Research and development	17,712	10,139	15,483	—	43,334
Acquisition and integration related charges	35,291	4,666	8,488	—	48,445
Restructuring and related charges	4,264	11,014	8,750	—	24,028
	204,725	254,746	578,878	(911)	1,037,438
Operating (loss) income	(29,928)	121,108	262,418	(724)	352,874
Interest expense	346,600	2,919	19,990	10	369,519
Other (income) expense, net	(248,627)	(180,790)	7,804	425,119	3,506
(Loss) income from continuing operations before income taxes	(127,901)	298,979	234,624	(425,853)	(20,151)
Income tax (benefit) expense	(80,391)	47,000	60,893	(143)	27,359
Net (loss) income	(47,510)	251,979	173,731	(425,710)	(47,510)
Less: Net loss attributable to non-controlling interest	(140)	(140)	(140)	280	(140)
Net (loss) income attributable to controlling interest	$(47,370)	$252,119	$173,871	$(425,990)	$(47,370)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income
Year Ended September 30, 2013
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(47,510)	$251,979	$173,731	$(425,710)	$(47,510)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(6,622)	(6,340)	(5,847)	12,187	(6,622)
Unrealized gain on derivative instruments	(2,509)	(1,447)	(1,447)	2,894	(2,509)
Defined benefit pension gain (loss)	4,247	(3,916)	(3,916)	7,833	4,248
Other comprehensive (loss) income	(4,884)	(11,703)	(11,210)	22,914	(4,883)
Comprehensive (loss) income	(52,394)	240,276	162,521	(402,796)	(52,393)
Less: Comprehensive loss attributable to non-controlling interest	63	63	63	(126)	63
Comprehensive (loss) income attributable to controlling interest	$(52,457)	$240,213	$162,458	$(402,670)	$(52,456)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Operations
Year Ended September 30, 2012
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$668,127	$1,214,406	$1,884,685	$(514,783)	$3,252,435
Cost of goods sold	486,733	850,869	1,304,001	(514,681)	2,126,922
Restructuring and related charges	—	4,712	5,123	—	9,835
Gross profit	181,394	358,825	575,561	(102)	1,115,678
Operating expenses:
Selling	75,870	153,352	292,934	(965)	521,191
General and administrative	53,723	80,051	80,739	9	214,522
Research and development	18,943	10,345	3,799	—	33,087
Acquisition and integration related charges	12,676	13,109	5,281	—	31,066
Restructuring and related charges	1,794	5,500	2,462	—	9,756
	163,006	262,357	385,215	(956)	809,622
Operating income	18,388	96,468	190,346	854	306,056
Interest expense	172,772	6,302	12,923	1	191,998
Other (income) expense, net	(181,428)	(121,935)	468	303,773	878
(Loss) income from continuing operations before income taxes	27,044	212,101	176,955	(302,920)	113,180
Income tax expense	(25,751)	39,758	46,068	310	60,385
Net (loss) income	$52,795	$172,343	$130,887	$(303,230)	$52,795

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income
Year Ended September 30, 2012
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$52,795	$172,343	$130,887	$(303,230)	$52,795
Other comprehensive income, net of tax:
Foreign currency translation	(8,601)	(8,376)	(7,380)	15,755	(8,602)
Unrealized gain (loss) on derivative instruments	1,545	(731)	(731)	1,462	1,545
Defined benefit pension (loss) gain	(11,933)	(5,388)	(10,003)	15,392	(11,932)
Other comprehensive income	(18,989)	(14,495)	(18,114)	32,609	(18,989)
Comprehensive (loss) income	$33,806	$157,848	$112,773	$(270,621)	$33,806

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Operations
Year Ended September 30, 2011
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$536,670	$1,301,887	$1,486,744	$(138,385)	$3,186,916
Cost of goods sold	342,256	929,409	914,939	(136,396)	2,050,208
Restructuring and related charges	127	7,086	657	(29)	7,841
Gross profit	194,287	365,392	571,148	(1,960)	1,128,867
Operating expenses:
Selling	72,375	172,746	292,004	(590)	536,535
General and administrative	62,809	80,227	97,687	200	240,923
Research and development	18,401	10,917	3,583	—	32,901
Acquisition and integration related charges	7,935	17,878	10,790	—	36,603
Restructuring and related charges	5,973	11,679	3,151	—	20,803
Intangible asset impairment	—	28,150	4,300	—	32,450
	167,493	321,597	411,515	(390)	900,215
Operating (loss) income	26,794	43,795	159,633	(1,570)	228,652
Interest expense	185,387	2,072	21,017	16	208,492
Other (income) expense, net	(152,721)	(81,621)	(689)	237,522	2,491
(Loss) income from continuing operations before income taxes	(5,872)	123,344	139,305	(239,108)	17,669
Income tax (benefit) expense	(14,582)	46,351	61,081	(555)	92,295
Net (loss) income	$8,710	$76,993	$78,224	$(238,553)	$(74,626)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Consolidating Statement of Comprehensive Income
Year Ended September 30, 2011
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$8,710	$76,993	$78,224	$(238,553)	$(74,626)
Other comprehensive income, net of tax:
Foreign currency translation	(10,607)	(10,590)	(15,661)	26,251	(10,607)
Unrealized gain (loss) on derivative instruments	4,428	4,398	4,467	(8,865)	4,428
Defined benefit pension gain (loss)	(770)	5,470	8,233	(13,703)	(770)
Other comprehensive income	(6,949)	(722)	(2,961)	3,683	(6,949)
Comprehensive (loss) income	$1,761	$76,271	$75,263	$(234,870)	$(81,575)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2013
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(319,093)	$727,170	$337,099	$(487,003)	$258,173
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,860)	(9,028)	(42,088)	—	(81,976)
Acquisition of Shaser, net of cash acquired	—	—	(42,561)	—	(42,561)
Acquisition of the HHI Business, net of cash acquired	—	(1,351,008)	—	—	(1,351,008)
Other investing activities	73	(1,319)	67	—	(1,179)
Net cash used by investing activities	(30,787)	(1,361,355)	(84,582)	—	(1,476,724)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	1,844,250	—	92,000	—	1,936,250
Proceeds from issuance of 6.375% Notes	520,000	—	—	—	520,000
Proceeds from issuance of 6.625% Notes	570,000	—	—	—	570,000
Payment of 9.5% Notes, including tender and call premium	(1,061,307)	—	—	—	(1,061,307)
Payment of senior credit facilities, excluding ABL revolving credit facility	(556,863)	—	(14,230)	—	(571,093)
Debt issuance costs	(58,714)	—	(2,136)	—	(60,850)
Other debt financing, net	—	—	11,941	—	11,941
Reduction of other debt	—	—	(1,251)	—	(1,251)
Capital contribution from parent	28,562	—	—	—	28,562
Cash dividends paid to parent	(88,695)	—	—	—	(88,695)
Share based award tax withholding payments	(20,141)	—	—	—	(20,141)
Advances related to intercompany transactions	(830,082)	626,285	(283,206)	487,003	—
Net cash provided (used) by financing activities	347,010	626,285	(196,882)	487,003	1,263,416
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(1,871)	—	(1,871)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,647)	—	(2,647)
Net (decrease) increase in cash and cash equivalents	(2,870)	(7,900)	51,117	—	40,347
Cash and cash equivalents, beginning of period	6,729	13,302	137,841	—	157,872
Cash and cash equivalents, end of period	$3,859	$5,402	$188,958	$—	$198,219

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2012
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$143,628	$250,866	$258,012	$(399,840)	$252,666
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,586)	(12,595)	(13,628)	—	(46,809)
Acquisition of Black Flag	—	(43,750)	—	—	(43,750)
Acquisition of FURminator, net of cash	—	(139,390)	—	—	(139,390)
Other investing activities	135	(91)	(1,589)	—	(1,545)
Net cash used by investing activities	(20,451)	(195,826)	(15,217)	—	(231,494)
Cash flows from financing activities:
Proceeds from 6.75% Notes	300,000	—	—	—	300,000
Payment of 12% Notes, including tender and call premium	(270,431)	—	—	—	(270,431)
Proceeds from new 9.5% Notes, including premium	217,000	—	—	—	217,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(155,061)	—	—	—	(155,061)
Debt issuance costs	(11,231)	—	—	—	(11,231)
Other debt financing, net	—	—	392	—	392
Reduction of other debt	(25,000)	—	(4,112)	—	(29,112)
Share based award tax withholding payments	(3,936)	—	—	—	(3,936)
Cash dividends paid to parent	(51,450)	—	—	—	(51,450)
Other financing activities	—	(953)	—	—	(953)
Proceeds from (advances related to) intercompany transactions	(116,388)	(49,574)	(233,878)	399,840	—
Net cash provided (used) by financing activities	(116,497)	(50,527)	(237,598)	399,840	(4,782)
Effect of exchange rate changes on cash and cash equivalents	—	—	(932)	—	(932)
Net (decrease) increase in cash and cash equivalents	6,680	4,513	4,265	—	15,458
Cash and cash equivalents, beginning of period	49	8,789	133,576	—	142,414
Cash and cash equivalents, end of period	$6,729	$13,302	$137,841	$—	$157,872

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2011
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$568,696	$(160,513)	$556,282	$(729,742)	$234,723
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,396)	(10,096)	(11,668)	—	(36,160)
Acquisition of Seed Resources, net of cash acquired	—	(11,053)	—	—	(11,053)
Proceeds from sale of assets held for sale	—	—	6,997	—	6,997
Other investing activities	—	(5,607)	127	—	(5,480)
Net cash used by investing activities	(14,396)	(26,756)	(4,544)	—	(45,696)
Cash flows from financing activities:
Payment of senior credit facilities, excluding ABL revolving credit facility	(224,763)	—	—	—	(224,763)
Debt issuance costs	(12,616)	—	—	—	(12,616)
Other debt financing, net	30,788	—	—	—	30,788
Prepayment penalty of term loan facility	(5,653)	—	—	—	(5,653)
Treasury stock purchases	(3,409)	—	—	—	(3,409)
Share based award tax withholding payments	(2,482)	—	—	—	(2,482)
Proceeds from (advances related to) intercompany transactions	(388,696)	193,335	(534,381)	729,742	—
Net cash provided (used) by financing activities	(606,831)	193,335	(534,381)	729,742	(218,135)
Effect of exchange rate changes on cash and cash equivalents	—	—	908	—	908
Net (decrease) increase in cash and cash equivalents	(52,531)	6,066	18,265	—	(28,200)
Cash and cash equivalents, beginning of period	52,580	2,723	115,311	—	170,614
Cash and cash equivalents, end of period	$49	$8,789	$133,576	$—	$142,414

SPECTRUM BRANDS, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2013, September 30, 2012 and September 30, 2011
(In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2013:
Accounts receivable allowances	$21,870	$15,506	$—	$—	$37,376
September 30, 2012:
Accounts receivable allowances	$14,128	$7,742	$—	$—	$21,870
September 30, 2011:
Accounts receivable allowances	$4,351	$9,777	$—	$—	$14,128
 See accompanying Report of Independent Registered Public Accounting Firm

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

By:	/s/ David R. Lumley
David R. Lumley Chief Executive Officer and Director
DATE: November 27, 2013
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

Exhibit 2.2
Amendment to Agreement and Plan of Merger dated as of March 1, 2010 by and among SB/RH Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 2, 2010).

Exhibit 2.3
Second Amendment to Agreement and Plan of Merger dated as of March 26, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on March 29, 2010).

Exhibit 2.4
Third Amendment to Agreement and Plan of Merger dated as of April 30, 2010 by and among Spectrum Brands Holdings, Inc., Battery Merger Corp., Grill Merger Corp., Spectrum Brands, Inc., and Russell Hobbs, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on May 3, 2010).

Exhibit 2.5
Acquisition Agreement, dated October 8, 2012, by and between Spectrum Brands, Inc. and Stanley Black & Decker, Inc., (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 12, 2012).

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., effective March 7, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013).

Exhibit 3.2
Second Amended and Restated By-Laws of Spectrum Brands Holdings, Inc., effective as of March 7, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013).

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

Exhibit 4.3
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

Exhibit 10.4
Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.5
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

Exhibit 10.6
Credit Agreement dated December 17, 2012, among Spectrum Brands, Inc., Spectrum Brands Canada, Inc., SB/RH Holdings, LLC, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc and Barclays Bank PLC, as joint bookrunners and joint lead arrangers, Barclays Bank PLC, as syndication agent, and Jefferies Group, Inc., Suntrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as co-documentation agents (filed by incorporation by reference to Exhibit 10.4 to the Annual Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 8, 2013)

Exhibit 10.7
Amendment No. 1 to Credit Agreement, dated as of August 13, 2013, among Spectrum Brands, Inc., as Lead Borrower, Spectrum Brands Canada, Inc., as Canadian Borrower, SB/RH Holdings, LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (filed by incorporation reference to Exhibit 10.2 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands, Inc. on September 4, 2013).

Exhibit 10.8
New Term Loan Commitment Agreement No. 1 dated August 13, 2013 among Spectrum Brands, SB/RH Holdings, LLC, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands, Inc. on September 4, 2013).

Exhibit 10.9
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

Exhibit 10.13
Third Amendment to Loan and Security Agreement, dated as of April 21, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.14
Fourth Amendment to Loan and Security Agreement, dated as of May 24, 2012, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 7, 2012).

Exhibit 10.15
Sixth Amendment to its Loan and Security Agreement, dated as of June 16, 2010, with Holdings, Bank of America, as collateral agent and administrative agent, certain subsidiaries of Spectrum Brands and lenders party thereto from time to time (filed by incorporation reference to Exhibit 10.3 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands, Inc. on September 4, 2013).

Exhibit 10.16
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

Exhibit 10.17
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

Exhibit 10.20
Joinder and Supplement to Intercreditor Agreement dated as of December 17, 2012, by and among ROV International Holdings LLC, Kwikset Corporation, Price Pfister, Inc., National Manufacturing Co., National Manufacturing Mexico A LLC, National Manufacturing Mexico B LLC, Weiser Lock Corporation, Baldwin Hardware Corporation, Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo, National Association as collateral agent and trustee*

Exhibit 10.21
Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

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

Exhibit 10.26
Retention Agreement, entered into as of August 11, 2010, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.27
Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.28
Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.29
Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.30
Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.31
Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.32
Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (filed by incorporation by reference to Annex A to the Proxy Statement on Schedule 14A filed with the SEC by Spectrum Brands Holdings, Inc. on January 28, 2011).

Exhibit 10.33
Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012).

Exhibit 10.34
Separation Agreement dated December 28, 2012 between Spectrum Brands, Inc. and John Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 3, 2012).

Exhibit 10.35
Separation Agreement dated September 16, 2013 between Spectrum Brands, Inc. and Terry Polistina (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2013).

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