Form 10-K/A
period 2013-09-30
Spectrum Brands, Inc.
filed 2014-02-19
CIK 1028985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE
Spectrum Brands, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of the Company for the year ended September 30, 2013 (the “Original 10-K”) solely for the purpose of including the Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was inadvertently excluded from the Original 10-K (the “Omitted Certificate”).
The Original 10-K is being filed in its entirety with the certifications of the Company’s principal executive officer and principal financial officer being filed as of the date of this Amendment. The only change in these certifications, other than the Omitted Certificate, is their date.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

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

(1)
Pursuant to the guidance in Financial Accounting Standards Board Accounting Standards Codification Topic 350: “Intangibles-Goodwill and Other,” we conduct annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $32 million and $34 million in Fiscal 2011 and the period from October 1, 2008 through August 30, 2009, respectively. No non-cash impairment charges were recorded during Fiscal 2013, Fiscal 2012, Fiscal 2010 and the period from August 31, 2009 through September 30, 2009. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment“ section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(j), "Significant Accounting Policies—Intangible Assets", of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on impairment charges.

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

SPECTRUM BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Amounts in thousands, except per share figures)

(u) Stock Compensation
The Company measures the cost of its stock-based compensation plans, which include restricted stock awards and restricted stock units, based on the fair value of the awards at the date of grant and recognizes these costs over the requisite service period of the awards.
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
DATE: February 19, 2014
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